Form 10-Q
period 2019-03-31
Gossamer Bio, Inc.
filed 2019-05-14
CIK 1728117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to_________.

Commission File Number: 001-38796

GOSSAMER BIO, INC.

(Exact name of Registrant as specified in its charter)

Delaware	47-5461709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3013 Science Park Road San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 684-1300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes      ☑     No      ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes      ☑     No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GOSS	Nasdaq Global Select Market

As of May 8, 2019, the registrant had 65,893,276 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GOSSAMER BIO, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$170,847	$105,219
Marketable securities	310,374	123,439
Restricted cash	—	200
Prepaid expenses and other current assets	16,567	3,095
Total current assets	497,788	231,953
Property and equipment, net	4,110	3,193
Operating lease right-of-use assets	11,922	—
Other assets	2,129	4,273
Total assets	$515,949	$239,419
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,548	$2,182
Accrued research and development expenses	12,725	10,653
Accrued expenses	7,879	7,568
Total current liabilities	25,152	20,403
Operating lease liabilities	10,537	—
Accrued expenses - long-term	—	718
Total liabilities	35,689	21,121
Commitments and contingencies - Note 10
Series Seed convertible preferred stock, $0.0001 par value; 0 shares issued and outstanding as of March 31, 2019 and 20,000,000 shares issued and outstanding as of December 31, 2018 and; liquidation preference of $0 and $20,000 as of March 31, 2019 and December 31, 2018, respectively	—	29,200
Series A convertible preferred stock, $0.0001 par value; 0 shares issued and outstanding as of March 31, 2019 and 45,714,286 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $80,000 as of March 31, 2019 and December 31, 2018, respectively	—	79,615
Series B convertible preferred stock, $0.0001 par value; 0 shares issued and outstanding as of March 31, 2019 and 71,506,513 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $230,000 as of March 31, 2019 and December 31, 2018, respectively	—	229,552
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2019 and 49,160,177 shares authorized as of December 31, 2018; 65,891,910 shares issued and 60,029,470 shares outstanding as of March 31, 2019, and 15,533,450 shares issued and 8,051,418 shares outstanding as of December 31, 2018	7	2
Additional paid-in capital	666,648	33,853
Accumulated deficit	(186,474)	(153,863)
Accumulated other comprehensive income (loss)	79	(61)
Total stockholders' equity (deficit)	480,260	(120,069)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$515,949	$239,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2019	2018
Operating expenses:
Research and development	$24,983	$2,624
In process research and development	1,000	20,898
General and administrative	8,034	2,604
Total operating expenses	34,017	26,126
Loss from operations	(34,017)	(26,126)
Other income (expenses)
Interest income	1,049	89
Interest expense	(19)	—
Other income	376	—
Total other income, net	1,406	89
Net loss	$(32,611)	$(26,037)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	140	—
Other comprehensive loss	140	—
Comprehensive loss	(32,471)	(26,037)
Net loss per share, basic and diluted	$(0.90)	$(4.49)
Weighted average common shares outstanding, basic and diluted	36,317,230	5,797,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,342	—	—	291,344
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	1,619,592	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	27,500	—	3,089	—	—	3,089
Net loss	—	—	—	—	—	—	—	—	—	(32,611)	—	(32,611)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	140	140
Balance as of March 31, 2019	—	$—	—	$—	—	$—	60,029,470	$7	$666,648	$(186,474)	$79	$480,260

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2017	—	$—	—	$—	—	$—	9,160,888	$—	$32	$(6,894)	$—	$(6,862)
Issuance of Series A preferred stock for cash, net of $0.4 million in offering costs	—	—	41,328,286	71,944	—	—	—	—	—	—	—	—
Issuance of stock for acquisition	20,000,000	29,200	—	—	—	—	1,101,278	—	2,874	—	—	2,874
Issuance of Series A preferred stock to convert debt and accrued interest	—	—	3,499,209	6,124	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	605	—	—	605
Incremental vesting conditions place on previously issued common shares	—	—	—	—	—	—	(4,580,444)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(26,037)	—	(26,037)
Balance as of March 31, 2018	20,000,000	$29,200	44,827,495	$78,068	—	$—	5,681,722	$—	$3,511	$(32,931)	$—	$(29,420)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(32,611)	$(26,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	169	6
Stock-based compensation expense	3,089	605
In process research and development expenses	1,000	20,898
Changes in operating assets and liabilities:
Operating lease right of use assets and liabilities, net	61	—
Prepaid expenses and other current assets	(3,472)	(94)
Other Assets	2,144	(425)
Accounts payable	2,132	546
Accrued expenses	(789)	441
Accrued research and development expenses	2,072	(126)
Accrued compensation and benefits	(1,569)	593
Accrued interest expense	—	(115)
Net cash used in operating activities	(27,774)	(3,708)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(1,000)	11,176
Purchase of investments	(222,295)	—
Sales and maturities of investments	25,500	—
Purchase of property and equipment	(347)	(511)
Net cash (used in) provided by investing activities	(198,142)	10,665
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	291,273	—
Proceeds from the exercise of stock options	71	—
Proceeds from issuance of Series A convertible preferred stock, net	—	71,944
Repayment of notes payable to related parties	—	(40)
Net cash provided by financing activities	291,344	71,904
Net increase in cash, cash equivalents and restricted cash	65,428	78,861
Cash, cash equivalents and restricted cash, at the beginning of the period	105,419	315
Cash, cash equivalents and restricted cash, at the end of the period	$170,847	$79,176
Supplemental disclosure of noncash investing and financing activities:
Acquisition of in-process research and development through issuance of stock	$—	$19,284
Issuance of Series A convertible preferred stock to convert debt and accrued interest	$—	$6,124
Recognition of operating lease right of use asset	$12,458	$—
Recognition of operating lease liabilities	$13,182	$—
Conversion of convertible preferred stock to common stock	$338,367	$—
Change in unrealized gain on marketable securities, net of tax	$140	$—
Unpaid property and equipment	$739	$43

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Description of the Business

Gossamer Bio, Inc. (including its subsidiaries, referred to as “we,” “us,” “our,”, or the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.

The condensed consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.

Stock Split

In January 2019, the board of directors of the Company approved a reverse stock split of the Company’s common stock at a ratio of one for every 4.5 shares previously held. The reverse stock split became effective on January 23, 2019. All share and per share data included in these condensed consolidated financial statements reflect the stock split.

Initial Public Offering in February 2019

On February 12, 2019, the Company completed its initial public offering (“IPO”) with the sale of 19,837,500 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, resulting in net proceeds of $291.3 million, after deducting underwriting discounts, commissions, and offering expenses.

In addition, in connection with the completion of the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 30,493,460 shares of common stock.

Liquidity and Capital Resources

The Company has incurred significant operating losses since its inception. As of March 31, 2019, the Company had an accumulated deficit of $186.5 million. From the Company’s inception through March 31, 2019, the Company has funded its operations primarily through equity financings, including the Company’s IPO which closed on February 12, 2019. The Company raised $601.3 million from October 2017 through March 2019 through Series A and Series B Convertible Preferred Stock, convertible note financings, and the completed IPO, after deducting underwriting discounts, commissions, and offering expenses. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc. The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through equity offerings, debt financings other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these condensed consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2019. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2018, has been derived from the audited financial statements at that date.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expenses, the valuation of preferred and common stock, the valuation of stock options and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), as of January 1, 2019, using the optional transition method. The optional transition method provides a method for recording existing leases at adoption and a cumulative catch up adjustment on January 1, 2019 for any differences between ASC 842 and the legacy guidance provided in Accounting Standards Codification 840, Leases that would have impacted our income statement. No retrospective restatements are required under the optional transition method. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. The Company also applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months.

Adoption of the new standard resulted in the recording of additional operating lease right-of-use assets and operating lease liabilities of approximately $12.5 million and $13.2 million, respectively, as of January 1, 2019. The difference between the operating lease right-of-use assets and lease liabilities are due to accrued deferred rent and unamortized lease incentives.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of the Company’s Series Seed Convertible Preferred Stock, Series A Convertible Preferred Stock, and Series B Convertible Preferred Stock, common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of March 31,
	2019	2018
Shares issuable upon conversion of Series Seed Convertible Preferred Stock	—	4,444,444
Shares issuable upon conversion of Series A Convertible Preferred Stock	—	9,961,663
Shares issuable upon exercise of stock options	7,469,973	—
Non-vested shares under restricted stock grants	5,862,440	5,885,865

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2019	December 31, 2018
Office equipment	3-7	$664	$918
Computer equipment	5	33	15
Software	3	50	50
Lab equipment	2-5	1,870	1,070
Leasehold improvements	6-7	1,314	1,243
Construction in process	N/A	645	194
Total property and equipment		4,576	3,490
Less: accumulated depreciation		466	297
Property and equipment, net		$4,110	$3,193

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Accrued compensation	$2,533	$4,102
Operating lease liabilities	2,170	—
Accrued professional service fees	1,318	2,697
Accrued other	1,858	769
Total accrued expenses	$7,879	$7,568

4. Fair Value Measurements and Available for Sale Investments

Fair Value Measurements

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

We classify our cash equivalents and available-for-sale investments within Level 1 or Level 2. The fair value of our investment grade corporate debt securities and commercial paper is determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at End of Period Using:
		Quoted Market	Significant	Significant
		Prices for	Other Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2019
Money market funds	$40,965	$40,965	$—	$—
U.S. Treasury securities	199,874	199,874	—	—
Commercial paper	26,687	—	26,687	—
Corporate debt securities	83,813	—	83,813	—
As of December 31, 2018
Money market funds	$17,295	$17,295	$—	$—
U.S. Treasury securities	123,439	123,439	—	—

The Company did not reclassify and investments between levels in the fair value hierarchy during the first quarter of 2019 or 2018.

Fair Value of Other Financial Instruments

As of March 31, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, which include cash, interest and securities receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.

Interest and securities receivable as of March 31, 2019 and December 31, 2018, was $11.2 million and $0.6 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. Securities receivable reflect the timing differences of maturities or settlements of investments and the ultimate reinvestment of such amounts.

Available for Sale Investments

We invest our excess cash in U.S. Treasury securities and debt instruments of corporations and commercial obligations, which we classify as available-for-sale investments. These investments are carried at fair value and are included in the tables above.  The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments for the three months ended March 31, 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
Marketable securities
U.S. Treasury securities	$199,811	$69	$(6)	$199,874
Commercial paper	26,694	—	(7)	26,687
Corporate debt securities	83,738	84	(9)	83,813
Total marketable securities	$310,243	$153	$(22)	$310,374

None of the investments have been in a gross unrealized loss for a period greater than 12 months. At each reporting date, we perform an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of the amortized cost basis. We intend and have the ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Further, based on our evaluation, we determined that unrealized losses were not other-than-temporary at March 31, 2019 and December 31, 2018.

Contractual maturities of available-for-sale debt securities, as of March 31, 2019, were as follows (in thousands):

Estimated
Fair Value
Due within one year	$261,450
One to two years	48,924
Total	$310,374

We have the ability, if necessary, to liquidate any of our cash equivalents and short-term investments to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets.

5. Convertible Note Financing

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

6. Asset Acquisitions and Contingent Consideration

The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2019.

The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.

Acquisition of License from Pulmokine, Inc. (GB002)

On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize GB002 and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the U.S. Food and Drug Administration (“FDA”) approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017, which was recorded as IPR&D. As of March 31, 2019, no milestones had been accrued as the underlying contingencies had not yet been met.

AA Biopharma Inc. Acquisition (GB001)

On January 4, 2018, the Company acquired AA Biopharma Inc. pursuant to a merger agreement, and with the acquisition acquired the rights to GB001 and certain backup compounds. In connection with the merger agreement, the Company issued an aggregate of 20,000,000 shares of Series Seed Convertible Preferred Stock and 1,101,278 shares of Common Stock to the AA Biopharma shareholders. The Company recorded IPR&D of $19.3 million in January 2018 in connection with the acquisition of AA Biopharma.

Acquisition of License from Aerpio Pharmaceuticals, Inc. (GB004)

On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is obligated to make future development and regulatory milestone payments of up to $55.0 million, commercial milestone payments of up to $85.0 million and sales milestone payments of up to $260.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from a high single-digit to mid-teens, subject to certain customary reductions. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. As of March 31, 2019, no milestones had been accrued as the underlying contingencies had not yet been met.

Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)

On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. (“Adhaere”) pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make future regulatory, development and sales milestones of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. In September 2018, the Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. As of March 31, 2019, no milestones had been accrued as the underlying contingencies had not yet been met.

The Company recorded the following IPR&D expense on the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2019	2018
GB001	$—	$19,148
Other Programs	1,000	1,750
Total in process research and development	$1,000	$20,898

7. Stockholders’ Equity (Deficit)

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

Pursuant to the employment agreements with the Company’s founders executed January 4, 2018, the Company provided for certain potential additional issuances of common stock (the “anti-dilution shares”) to each of the founders to ensure the total number of shares of common stock held by them and their affiliates (inclusive of any shares subject to equity awards granted by the Company) would represent 15% of the Company’s fully-diluted capitalization until such time as the Company raised $300 million in equity capital, including the capital raised in the Series A financing.

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

Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

Shares of Common Stock Subject to Repurchase

In November 2017, in connection with the issuance of the Series A Convertible Preferred Stock, certain employees entered into stock restriction agreements, whereby 1,305,427 shares are subject to forfeiture by the Company upon the stockholder’s termination of employment or service to the Company. In January 2018, the Company’s founders entered into stock restriction agreements, whereby 4,580,444 of previously unrestricted shares of common stock were subject to service vesting conditions. These shares are also subject to forfeiture by the Company upon the stockholders’ termination of employment or service to the Company. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of March 31, 2019 and December 31, 2018 shares of common stock subject to repurchase by the Company was 5,862,450 shares and 7,482,032 shares, respectively. The unvested stock liability related to these awards is immaterial to all periods presented.

8. Equity Incentive Plans

Approval of the 2019 Equity Incentive Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan as of the effective date of the 2019 Plan and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with

January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2019, an aggregate of 3,359,856 shares of common stock were available for issuance under the 2019 Plan and 2,390,144 shares of common stock were subject to outstanding awards under the 2019 Plan.

Approval of the 2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31st of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2019, an aggregate of 700,000 shares of common stock were available for issuance under the ESPP.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan.

At March 31, 2019, 6,285,478 shares of common stock were subject to outstanding awards under the 2017 Plan.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, prior to the IPO on February 12, 2019, was a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2018	5,107,329	$7.51	9.7	$16,343
Options granted	2,390,144	$21.74
Option exercised	(27,500)	$2.61
Options forfeited/cancelled	—
Outstanding as of March 31, 2019	7,469,973	$12.08	9.6	$72,708
Options vested and exercisable as of March 31, 2019	160,682	$3.20	8.9	$2,968

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2019 and the exercise price of the stock options. The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2019 was $21.74. At March 31, 2019, the total unrecognized compensation related to unvested stock option awards granted was $55.7 million, which the Company expects to recognize over a weighted-average period of approximately 3.5 years.

Restricted Stock

The summary of the Company’s restricted stock activity is as follows:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Nonvested at December 31, 2018	7,482,032	$4.01
Granted	—	—
Vested	(1,619,592)	$4.31
Forfeited	—	—
Nonvested at March 31, 2019	5,862,440	$3.92

At March 31, 2019, the total unrecognized compensation related to unvested restricted stock awards granted was $16.9 million, which the Company expects to recognize over a weighted-average period of approximately 3.8 years.

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Research and development	$1,293	$4
General and administrative	1,796	601
Total stock-based compensation	$3,089	$605

For the three months ended March 31, 2019 and 2018, $3.1 million and $0.6 million, respectively, of the stock-based compensation expense related to the issuance of the anti-dilution shares.

9. Commitments and Contingencies

Leases

The Company subleases certain office and laboratory space under a non-cancelable operating lease expiring in December 2024 for the initial leased space and December 2022 for expansion space leased pursuant to an amendment to the lease agreement entered into in August 2018. The sublease agreement included options to extend for the entire premises through October 2028. The options to extend must be exercised prior to the termination of the original lease agreement. The period covered by the options was not included in the non-cancellable lease term as it not was not determined to be reasonably certain to be executed. The lease agreement also includes a one-time termination option for the expansion space only whereby the Company can terminate the lease with advance written notice. The termination option was not determined to be reasonably certain to be executed. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to an annual 3% increase each subsequent year. Costs determined to be variable and not based on an index or rate were not included in the measurement of the operating lease liabilities.

Monthly rent expense is recognized on a straight-line basis over the term of the lease. The operating lease is included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 5.0 years.

Lease costs were comprised of the following (in thousands):

Three months ended March 31, 2019

Operating lease cost	$753
Variable lease cost	395
Short-term lease cost	14
Total lease cost	$1,162

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $1.2 million.

Gross future minimum annual rental commitments as of March 31, 2019, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2019 (remaining 9 months)	$2,216
2020	3,035
2021	3,123
2022	3,216
2023	1,690
2024	1,741
Total undiscounted rent payments	$15,021

Present value discount	(2,314)
Present value	$12,707

Current portion of operating lease liability (included as a component of Accrued expenses)	$2,170
Noncurrent operating lease liabilities	10,537
Total operating lease liability	$12,707

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows (in thousands):

Years ending December 31,
2019	$2,944
2020	3,035
2021	3,123
2022	3,216
2023	1,690
Thereafter	1,741
$15,749

For the three months ended March 31, 2018 the Company recorded approximately $0.5 million in rent expense.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

10. Subsequent Events

On May 2, 2019, the Company and its wholly-owned subsidiary GB001, Inc., as borrower, entered into a credit, guaranty and security agreement (the “Credit Facility”) agented by MidCap Financial Trust (“MidCap”) and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions.  The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property, and includes affirmative and negative covenants applicable to the Company.

Each term loan under the Credit Facility bears interest at an annual rate equal to the sum of (i) one-month LIBOR (customarily defined, with a change to prime rate if LIBOR funding becomes unlawful or impractical) plus (ii) 6.15%, subject to a LIBOR floor of 2.00%.  The Company is required to make interest-only payments on the term loan for all payment dates prior to June 1, 2021.  The term loans under the Credit Facility will begin amortizing on June 1, 2021, with equal monthly payments of principal plus interest being made by the Company to the Lenders in consecutive monthly installments following such interest-only period for 36 months or, for any funding of the fourth tranche occurring after June 1, 2021, the number of months until the Credit Facility matures on May 1, 2024.  Upon final repayment of the term loans, the Company must pay an exit fee of 1.75% of the amount borrowed under the Credit Facility, less any partial exit fees previously paid.  Upon partial prepayment of a portion of the term loans, the Company must pay a partial exit fee of 1.75% of the principal being prepaid. At the Company’s option, the Company may prepay the outstanding principal balance of the term loan in whole or in part, subject to a prepayment fee of 3.0% of any amount prepaid if the prepayment occurs through and including the first anniversary of the closing date, 2.0% of the amount prepaid if the prepayment occurs after the first anniversary of the closing date through and including the second anniversary of the closing date, and 1.0% of any amount prepaid after the second anniversary of the closing date and prior to May 1, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 22, 2019.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 22, 2019. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class programs. We currently have three clinical-stage product candidates, in addition to multiple preclinical programs. We commenced a Phase 2b clinical trial for our most advanced product candidate, GB001, in moderate-to-severe eosinophilic asthma in October 2018 and expect to conduct an interim analysis in the first half of 2020. If the interim analysis is positive, we plan on initiating a Phase 3 clinical trial thereafter. We recently began screening patients in a proof-of-concept Phase 2 clinical trial of GB001 in patients with chronic rhinosinusitis, both with and without nasal polyps, and expect to initiate a proof-of-concept Phase 2 clinical trial of GB001 in patients with chronic spontaneous urticaria in the second half of 2019. We are developing GB002 for the treatment of pulmonary arterial hypertension, or PAH. We plan to commence screening patients for a Phase 1b clinical trial in PAH in the second quarter of 2019 and initiate a Phase 2/3 clinical trial in PAH in the second half of 2019. We are developing GB004 for the treatment of inflammatory bowel disease, including ulcerative colitis, or UC, and Crohn’s disease. We recently began screening patients in a Phase 1b clinical trial in mild-to-moderate UC patients with active disease symptoms and histology and expect to commence enrollment in this study in the second quarter of 2019. We also plan to initiate a Phase 2 clinical trial in UC in the first half of 2020. Our most advanced preclinical product candidate, GB1275, is an oral small molecule, CD11b modulator in preclinical development for the treatment of oncology indications. We submitted an Investigational New Drug Application, or IND, for GB1275 to the U.S. Food and Drug Administration, or FDA. Subject to the FDA 30-day review period of the IND, we plan to initiate a Phase 1/2 clinical trial for GB1275 in the second half of 2019 in solid tumor indications as a monotherapy and in combination with either an anti-PD-1 therapy or chemotherapy.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity financings. We raised $601.3 million from October 2017 through April 2019 through Series A and B convertible preferred stock financings, a convertible note financing, and our initial public offering, or IPO, completed in February 2019. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of March 31, 2019, we had $481.2 million in cash, cash equivalents and marketable securities.

On February 12, 2019, we closed our IPO and the underwriters in the IPO purchased 19,837,500 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were $291.3 million, after deducting underwriting discounts and commissions and estimated offering costs.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2019 and 2018, our net loss was $32.6 million and $26.0 million, respectively. As of March 31, 2019, we had an accumulated deficit of $186.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including GB002 and GB004. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. For the three months ended March 31, 2019, the majority of our third-party expenses related to the research and development of GB001, GB002 and GB004. We deploy our personnel and facility related resources across all of our research and development activities. We track external costs and personnel expense on a program-by-program basis and allocate common expenses, such as facility related resources, to each program based on the personnel resources allocated to such program. Stock-based compensation and personnel and common expenses not attributable to a specific program are considered unallocated research and development expenses.

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

Other income, net

Other income, net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) interest expense related to the convertible promissory note issued in October 2017, and (3) other miscellaneous income (expense). The note converted into shares of our Series A convertible preferred stock in January 2018.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2019, there have been no significant changes in our critical accounting policies as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 22, 2019.

Results of Operations – Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth our selected statements of operations data for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,		2019 vs 2018
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$24,983	$2,624	$22,359
In process research and development	1,000	$20,898	(19,898)
General and administrative	8,034	2,604	5,430
Total operating expenses	34,017	26,126	7,891
Loss from operations	(34,017)	(26,126)	(7,891)
Other income (expenses)
Interest income	1,049	89	960
Interest expense	(19)	—	(19)
Other income	376	—	376
Total other income, net	1,406	89	1,317
Net loss	$(32,611)	$(26,037)	$(6,574)

Operating Expenses

Research and development

Research and development expenses were $25.0 million for the three months ended March 31, 2019, compared to $2.6 million for the three months ended March 31, 2018, for an increase of $22.4 million, which was primarily attributable to an increase of $8.1 million of costs associated with preclinical studies and clinical trials for GB001, an increase of $5.4 million of cost associated with preclinical studies and clinical trials for GB002, $4.4 million of cost associated with preclinical studies and clinical trials for GB004, and $3.8 million of costs related to personnel and external consultants.

The following table shows our research and development expenses by program for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands)
GB001	$8,114	$1,052
GB002	5,449	1,179
GB004	4,438	—
Other Programs	3,785	141
Unallocated expenses	3,197	252
Total research and development	$24,983	$2,624

In process research and development

IPR&D expenses were $1.0 million for the three months ended March 31, 2019, compared to $20.9 million for the three months ended March 31, 2018, for a decrease of $19.9 million, which was primarily attributable to our $19.3 million of costs associated with the issuance of our stock in connection with our acquisition of GB001 and AA Biopharma in the first quarter of 2018.

General and administrative

General and administrative expenses were $8.0 million for the three months ended March 31, 2019, compared to $2.6 million for the three months ended March 31, 2018, for an increase of $5.4 million, which was primarily attributable to a $1.3 million increase in stock-based compensation costs, $1.8 million increase in personnel-related costs, and $1.6 million increase in professional and legal fees.

Other income, net

Other income, net was $1.4 million for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31, 2018, related to $1.0 million increase in interest income earned on our cash, cash equivalents and marketable securities during the period and $0.4 million in other income.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2019 we had an accumulated deficit of $186.5 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

From our inception through the three months ended March 31, 2019, our operations have been financed primarily by gross proceeds of $601.3 million from the sale of our convertible preferred stock, convertible promissory note and proceeds from our IPO. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $481.2 million.

On February 12, 2019, we closed our IPO and the underwriters in the IPO purchased 19,837,500 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds from the IPO were $291.3 million, after deducting underwriting discounts and commissions and estimated offering costs. In connection with the closing of the IPO, the outstanding shares of our convertible preferred stock were converted into shares of common stock at a ratio of 4.5-to-one. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

On May 2, 2019, we entered into a credit, guaranty and security agreement pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions.

The following table shows a summary of our cash flows for each of the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(27,774)	$(3,708)
Net cash (used in) provided by investing activities	(198,142)	10,665
Net cash provided by financing activities	291,344	71,904
Net increase in cash, cash equivalents and restricted cash	$65,428	$78,861

Operating activities

During the three months ended March 31, 2019, operating activities used approximately $27.8 million of cash, primarily resulting from a net loss of $32.6 million, reduced by in process research and development expenses of $1.0 million, changes in operating assets and liabilities of $0.5 million and stock-based compensation expense of $3.1 million. Net cash provided by changes in operating assets and liabilities consisted primarily of changes in accounts payable, accrued research and development expenses, and other assets of $6.3 million, offset by changes in prepaid expenses due to prepayments for clinical development activities and security deposits, accrued expenses and accrued compensation and benefits of $16.3 million.

During the three months ended March 31, 2018, operating activities used approximately $3.2 million of cash, primarily resulting from a net loss of $26.0 million, offset by IPR&D costs of $20.9 million, and net changes in operating assets and liabilities of $0.8 million.

Investing activities

During the three months ended March 31, 2019, investing activities used approximately $198.1 million of cash, primarily resulting from the purchase of marketable securities of $222.3 million, purchase of long-term investments of $48.9 million, and the purchase of property and equipment of $0.3 million.

During the year ended March 31, 2018, investing activities used approximately $10.7 million of cash, primarily resulting from the upfront payment of $1.8 million in connection with the acquisition of a preclinical program, the acquisition of $12.9 million in cash from the purchase of research and development licenses, and the purchase of property and equipment of $0.5 million.

Financing activities

During the three months ended March 31, 2019, financing activities provided $291.3 million of cash, primarily resulting from the net proceeds from our IPO.

During the three months ended March 31, 2018, financing activities provided $71.9 million of cash, primarily resulting from the net proceeds from the issuance of our Series A convertible preferred stock.

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

Contractual Obligations and Commitments

Under our license agreements with Pulmokine and Aerpio, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. During the three months ended March 31, 2019, there have been no material changes outside of the ordinary course of business in the composition of these contractual obligations or commitments as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 22, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 22, 2019.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this quarterly report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 22, 2019, other than the risk factor set forth below.

The terms of our credit facility place restrictions on our operating and financial flexibility.

On May 2, 2019, we entered into a credit, guaranty and security agreement, or the Credit Facility, agented by MidCap Financial Trust, or MidCap, and the additional lenders party thereto from time to time, that is secured by substantially all of our and our domestic subsidiaries’ personal property, including intellectual property. The outstanding principal balance under the credit facility was $30.0 million at the closing of the Credit Facility on May 2, 2019.

The credit facility includes affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.

The credit facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 3.0% and would provide MidCap, as agent, with the right to exercise remedies against us, and the collateral securing the credit facility, including foreclosure against our properties securing the credit facilities, including our cash.  These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the Credit Facility, our insolvency or the occurrence of insolvency events, the occurrence of a change in control, the occurrence of certain U.S. Food and Drug Administration and regulatory events, our failure to remain registered with the SEC and listed for trading on NASDAQ, the occurrence of a material adverse change, the occurrence of a default under a material agreement reasonably expected to result in a material adverse change, the occurrence of certain defaults under certain other indebtedness in an amount greater than $2,500,000 and the occurrence of certain defaults under subordinated indebtedness and convertible indebtedness. The occurrence of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2019, and prior to the completion of our IPO, options to purchase 11,111 shares of our common stock were exercised for aggregate consideration of approximately $29,000, at an exercise price of $2.61.

The stock options and the common stock issuable upon the exercise of such options as described were issued pursuant to written compensatory plans or arrangements with our employees and directors, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Rule 506 promulgated thereunder as a transaction not involving any public offering.

Use of Proceeds

On February 7, 2019, our registration statement on Form S-1 (File No. 333-228984) was declared effective by the SEC for our initial public offering. At the closing of the offering on February 12, 2019, we sold 19,837,500 shares of common stock, which included the exercise in full by the underwriters of their option to purchase 2,587,500 additional shares, at an initial public offering price of $16.00 per share and received gross proceeds of $317.4 million, which resulted in net proceeds to us of approximately $291.3 million, after deducting underwriting discounts and commissions of approximately $22.2 million and offering-related transaction costs of approximately $3.9 million. None of the expenses associated with the initial public offering were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates. Merrill Lynch, Pierce, Fenner & Smith Incorporated, SVB Leerink LLC, Barclays Capital Inc. and Evercore Group L.L.C. acted as joint book-running managers for the offering.

There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2-12-2019	3.1
3.2	Amended and Restated Bylaws.	8-K	2-12-2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1-23-2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	1-21-2018	4.2
10.1	Credit, Guaranty and Security Agreement, dated May 2, 2019, by and among GB001, Inc., as Borrower, Gossamer Bio, Inc., as Guarantor, MidCap Financial Trust, as Agent and Lender, and the additional lenders from time to time party thereto.	8-K	5-3-2019	10.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*

This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	May 14, 2019	By:	/s/ Sheila Gujrathi
Sheila Gujrathi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2019	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer
(Principal Financial and Accounting Officer)