Form 10-Q
period 2019-09-30
Gossamer Bio, Inc.
filed 2019-11-12
CIK 1728117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 66,038,122 shares of common stock ($0.0001 par value) outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2019 and 2018	4
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and 2018	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	28
Item 1A	Risk Factors	28
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3	Defaults Upon Senior Securities	28
Item 4	Mine Safety Disclosures	28
Item 5	Other Information	28
Item 6	Exhibits	28
	Exhibit Index	29
	Signatures	30

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GOSSAMER BIO, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$130,708	$105,219
Marketable securities	315,764	123,439
Restricted cash	—	200
Prepaid expenses and other current assets	5,902	3,095
Total current assets	452,374	231,953
Property and equipment, net	5,133	3,193
Operating lease right-of-use assets	10,860	—
Other assets	1,387	4,273
Total assets	$469,754	$239,419
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,555	$2,182
Accrued research and development expenses	19,171	10,653
Accrued expenses	11,443	7,568
Total current liabilities	33,169	20,403
Long-term debt	28,370	—
Operating lease liabilities	9,342	—
Accrued expenses - long-term	—	718
Total liabilities	70,881	21,121
Commitments and contingencies
Series Seed convertible preferred stock, $0.0001 par value; no shares issued and outstanding as of September 30, 2019 and 20,000,000 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $20,000 as of September 30, 2019 and December 31, 2018, respectively	—	29,200
Series A convertible preferred stock, $0.0001 par value; no shares issued and outstanding as of September 30, 2019 and 45,714,286 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $80,000 as of September 30, 2019 and December 31, 2018, respectively	—	79,615
Series B convertible preferred stock, $0.0001 par value; no shares issued and outstanding as of September 30, 2019 and 71,506,513 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $230,000 as of September 30, 2019 and December 31, 2018, respectively	—	229,552
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2019 and 49,160,177 shares authorized as of December 31, 2018; 66,038,122 shares issued and 60,984,958 shares outstanding as of September 30, 2019, and 15,533,450 shares issued and 8,051,418 shares outstanding as of December 31, 2018	7	2
Additional paid-in capital	678,010	33,853
Accumulated deficit	(279,472)	(153,863)
Accumulated other comprehensive income (loss)	328	(61)
Total stockholders' equity (deficit)	398,873	(120,069)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$469,754	$239,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$40,148	$18,857	$100,807	$29,411
In process research and development	—	8,261	2,000	49,659
General and administrative	9,838	22,906	27,544	30,116
Total operating expenses	49,986	50,024	130,351	109,186
Loss from operations	(49,986)	(50,024)	(130,351)	(109,186)
Other income, net	1,486	622	4,742	1,011
Net loss	$(48,500)	$(49,402)	$(125,609)	$(108,175)
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(168)	232	389	235
Other comprehensive income (loss)	(168)	232	389	235
Comprehensive loss	(48,668)	(49,170)	(125,220)	(107,940)
Net loss per share, basic and diluted	$(0.80)	$(7.69)	$(2.39)	$(17.64)
Weighted average common shares outstanding, basic and diluted	60,755,872	6,423,397	52,535,569	6,133,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(in thousands, except share amounts)

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity (deficit)
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,342	—	—	291,344
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	1,619,592	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	27,500	—	3,089	—	—	3,089
Net loss	—	—	—	—	—	—	—	—	—	(32,611)	—	(32,611)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	140	140
Balance as of March 31, 2019	—	$—	—	$—	—	$—	60,029,470	$7	$666,648	$(186,474)	$79	$480,260
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	33,273	—	86	—	—	86
Stock-based compensation	—	—	—	—	—	—	—	—	5,140	—	—	5,140
Other additional paid-in capital	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	(44,498)	—	(44,498)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	417	417
Balance as of June 30, 2019	—	$—	—	$—	—	$—	60,467,380	$7	$671,913	$(230,972)	$496	$441,444
Vesting of restricted stock	—	—	—	—	—	—	404,639	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	112,939	—	369	—	—	369
Stock-based compensation	—	—	—	—	—	—	—	—	5,728	—	—	5,728
Net loss	—	—	—	—	—	—	—	—	—	(48,500)	—	(48,500)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(168)	(168)
Balance as of September 30, 2019	—	$—	—	$—	—	$—	60,984,958	$7	$678,010	$(279,472)	$328	$398,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	deficit
Balance as of December 31, 2017	—	$—	—	$—	—	$—	9,160,888	$—	$32	$(6,894)	$—	$(6,862)
Issuance of Series A preferred stock for cash, net of $0.4 million in offering costs	—	—	41,328,286	71,944	—	—	—	—	—	—	—	—
Issuance of stock for acquisition	20,000,000	29,200	—	—	—	—	1,101,278	1	2,874	—	—	2,875
Issuance of Series A preferred stock to convert debt and accrued interest	—	—	3,499,209	6,124	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	605	—	—	605
Incremental vesting conditions placed on previously issued common shares	—	—	—	—	—	—	(4,580,444)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(26,037)	—	(26,037)
Balance as of March 31, 2018	20,000,000	$29,200	44,827,495	$78,068	—	$—	5,681,722	$1	$3,511	$(32,931)	$—	$(29,419)
Issuance of Series A preferred stock to convert debt and accrued interest	—	—	886,791	1,547	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	251,542	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	1,374	—	—	1,374
Net loss	—	—	—	—	—	—	—	—	—	(32,736)	—	(32,736)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	3	3
Balance as of June 30, 2018	20,000,000	$29,200	45,714,286	$79,615	—	$—	5,933,264	$1	$4,885	$(65,667)	$3	$(60,778)
Issuance of Series B preferred stock for cash, net of $0.5 million in offering costs	—	—	—	—	71,506,513	229,552	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	1,800,581	1	—	—	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	18,169	—	—	18,169
Net loss	—	—	—	—	—	—	—	—	—	(49,402)	—	(49,402)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	232	232
Balance as of September 30, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	7,733,845	$2	$23,054	$(115,069)	$235	$(91,778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(125,609)	$(108,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625	163
Stock-based compensation expense	13,957	20,148
In process research and development expenses	2,000	49,659
Amortization of long-term debt discount and issuance costs	148	—
Amortization of premium on investments, net of accretion of discounts	(2,296)	—
Net realized gain on investments	(1)	—
Changes in operating assets and liabilities:
Operating lease right of use assets and liabilities, net	49	—
Prepaid expenses and other current assets	(2,807)	(1,442)
Other assets	2,886	(823)
Accounts payable	333	3,525
Accrued expenses	(760)	3,263
Accrued research and development expenses	8,518	7,778
Accrued compensation and benefits	2,263	—
Accrued interest expense	—	(117)
Net cash used in operating activities	(100,694)	(26,021)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(2,000)	(17,721)
Purchase of investments	(399,393)	(115,141)
Maturities of investments	205,750	—
Sales of investments	4,004	—
Purchase of property and equipment	(2,438)	(3,168)
Net cash used in investing activities	(194,077)	(136,030)
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	291,311	—
Proceeds from the issuance of long-term debt, net of issuance costs of $1,778	28,222	—
Proceeds from the exercise of stock options	527	—
Proceeds from issuance of Series A convertible preferred stock, net	—	73,491
Proceeds from issuance of Series B convertible preferred stock, net	—	229,552
Repayment of notes payable to related parties	—	(40)
Net cash provided by financing activities	320,060	303,003
Net increase in cash, cash equivalents and restricted cash	25,289	140,952
Cash, cash equivalents and restricted cash, at the beginning of the period	105,419	315
Cash, cash equivalents and restricted cash, at the end of the period	$130,708	$141,267

Supplemental disclosure of cash flow information:
Cash paid for interest	$854	$—

Supplemental disclosure of noncash investing and financing activities:
Acquisition of in-process research and development through issuance of stock	$—	$19,284
Issuance of Series A convertible preferred stock to convert debt and accrued interest	$—	$6,124
Recognition of operating lease right of use asset	$12,458	$—
Recognition of operating lease liabilities	$13,182	$—
Conversion of convertible preferred stock to common stock	$338,367	$—
Change in unrealized gain on marketable securities, net of tax	$510	$235
Change in unrealized loss on foreign currency translations, net of tax	$121	$—
Unpaid property and equipment	$127	$—

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

Liquidity and Capital Resources

The Company has incurred significant operating losses since its inception. As of September 30, 2019, the Company had an accumulated deficit of $279.5 million. From the Company’s inception through September 30, 2019, the Company has funded its operations primarily through equity financings, including the Company’s IPO which closed on February 12, 2019. The Company raised $601.3 million from October 2017 through March 2019 through Series A and Series B Convertible Preferred Stock financings, a convertible note financing, and the IPO, after deducting underwriting discounts, commissions, and offering expenses. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc. On May 2, 2019 the Company, as guarantor, and its wholly-owned subsidiary GB001, Inc., as borrower, entered into a credit, guaranty and security agreement, as amended on September 18, 2019, (the “Credit Facility”) with MidCap Financial Trust (“MidCap”), an agent and as a lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date. Under the Credit Facility, the Company has the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. As of September 30, 2019, no other tranches under the Credit Facility have been drawn. See Note 5 for additional information regarding the Credit Facility.

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

Subsequent Events

The Company has evaluated subsequent events through November 12, 2019, the issuance date of the condensed consolidated financial statements, and has determined that there were no material subsequent events to recognize or disclose.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of September 30,
	2019	2018
Shares issuable upon conversion of Series Seed Convertible Preferred Stock	—	4,444,444
Shares issuable upon conversion of Series A Convertible Preferred Stock	—	10,158,710
Shares issuable upon conversion of Series B Convertible Preferred Stock	—	15,890,306
Shares issuable upon exercise of stock options	8,099,861	2,104,311
Non-vested shares under restricted stock grants	5,053,169	7,799,605

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2019	December 31, 2018
Office equipment	3-7	$1,097	$918
Computer equipment	5	112	15
Software	3	78	50
Lab equipment	2-5	2,530	1,070
Leasehold improvements	6-7	2,170	1,243
Construction in process	N/A	68	194
Total property and equipment		6,055	3,490
Less: accumulated depreciation		922	297
Property and equipment, net		$5,133	$3,193

Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Accrued compensation	$6,365	$4,102
Operating lease liabilities	2,291	—
Accrued professional service fees	2,059	2,697
Accrued other	728	769
Total accrued expenses	$11,443	$7,568

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at End of Period Using:
		Quoted Market	Significant	Significant
		Prices for	Other Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2019
Money market funds	$35,756	$35,756	$—	$—
U.S. Treasury and agency securities	199,500	199,500	—	—
Commercial paper	30,985	—	30,985	—
Corporate debt securities	99,892	—	99,892	—
As of December 31, 2018
Money market funds	$17,295	$17,295	$—	$—
U.S. Treasury securities	123,439	123,439	—	—

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

Fair Value of Other Financial Instruments

As of September 30, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, which include cash, interest and securities receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.

Interest and securities receivable as of September 30, 2019 and December 31, 2018, was $1.2 million and $0.6 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. Securities receivable reflect the timing differences of maturities or settlements of investments and the ultimate reinvestment of such amounts.

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

Available for Sale Investments

We invest our excess cash in U.S. Treasury and agency securities and debt instruments of corporations and commercial obligations, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables above.  The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. We do not generally intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of September 30, 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
Marketable securities
U.S. Treasury and agency securities	$185,844	$145	$(4)	$185,985
Commercial paper	29,887	—	—	29,887
Corporate debt securities	99,578	319	(5)	99,892
Total marketable securities	$315,309	$464	$(9)	$315,764

As of September 30, 2019, the Company classified $14.6 million of assets with original maturities of 90 days or less as cash equivalents. None of the investments have been in a gross unrealized loss for a period greater than 12 months. At each reporting date, we perform an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of the amortized cost basis. We intend and have the ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Further, based on our evaluation, we determined that unrealized losses were not other-than-temporary as of September 30, 2019.

Contractual maturities of available-for-sale debt securities, as of September 30, 2019, were as follows (in thousands):

Estimated
Fair Value
Due within one year	$290,813
One to two years	24,951
Total	$315,764

We have the ability, if necessary, to liquidate any of our cash equivalents and marketable securities to meet our liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets.

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

The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.  The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of September 30, 2019, the Company was in compliance with these covenants.

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

Our long-term debt as of September 30, 2019 consisted of the following (in thousands):

September 30, 2019
Term loan	$30,000
Debt discount and issuance costs	(1,630)
Long-term debt	$28,370

The scheduled future minimum principal payments are as follows (in thousands)

September 30, 2019
2019 (three-months)	$—
2020	—
2021	5,833
2022	10,000
2023	10,000
2024	4,167
Total	$30,000

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

7. Asset Acquisitions and Contingent Consideration

The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2019.

The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.

Acquisition of License from Pulmokine, Inc. (GB002)

On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize GB002 and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the U.S. Food and Drug Administration (“FDA”) approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. As of September 30, 2019, no milestones had been accrued as the underlying contingencies had not yet been met.

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

Acquisition of License from Aerpio Pharmaceuticals, Inc. (GB004)

On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is obligated to make future development and regulatory milestone payments of up to $55.0 million, commercial milestone payments of up to $85.0 million and sales milestone payments of up to $260.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from a high single-digit to mid-teens, subject to certain customary reductions. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. As of September 30, 2019, no milestones had been accrued as the underlying contingencies had not yet been met.

Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)

On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. (“Adhaere”) pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. In September 2018, the Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug (IND) application for the GB1275 program. As of September 30, 2019, no other milestones had been accrued as the underlying contingencies had not yet been met.

The Company recorded the following IPR&D expense on the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
GB001	$—	$—	$—	$19,148
GB004	—	—	—	20,000
GB1275	—	7,500	1,000	7,500
Other Programs	—	761	1,000	3,011
Total in process research and development	$—	$8,261	$2,000	$49,659

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

Shares of Common Stock Subject to Repurchase

In November 2017, in connection with the issuance of the Series A Convertible Preferred Stock, certain employees entered into stock restriction agreements, whereby 1,305,427 shares are subject to forfeiture by the Company upon the stockholder’s termination of employment or service to the Company. In January 2018, the Company’s founders entered into stock restriction agreements, whereby 4,580,444 of previously unrestricted shares of common stock were subject to service vesting conditions. These shares are also subject to forfeiture by the Company upon the stockholders’ termination of employment or service to the Company. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of September 30, 2019 and December 31, 2018, 5,053,169 and 7,482,032 shares of common stock were subject to repurchase by the Company, respectively. The unvested stock liability related to these awards is immaterial to all periods presented.

9. Equity Incentive Plans

Approval of the 2019 Equity Incentive Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2019, an aggregate of 2,486,308 shares of common stock were available for issuance under the 2019 Plan and 3,263,692 shares of common stock were subject to outstanding awards under the 2019 Plan.

Approval of the 2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2019, an aggregate of 700,000 shares of common stock were available for issuance under the ESPP.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2019, 4,819,318 shares of common stock were subject to outstanding options under the 2017 Plan, and 635,155 shares of restricted stock awards granted under the 2017 plan were unvested.

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

The following table summarizes stock option activity during the nine months ended September 30, 2019:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2018	5,107,329	$7.51	9.7	$16,343
Options granted	3,441,901	$20.79
Option exercised	(173,712)	$3.04
Options forfeited/cancelled	(275,657)	$12.30
Outstanding as of September 30, 2019	8,099,861	$13.09	9.2	$44,015
Options vested and exercisable as of September 30, 2019	644,722	$3.88	8.7	$8,323

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2019 and the exercise price of the stock options. The weighted-average grant date fair value per share for the stock option grants during the nine months ended September 30, 2019 was $20.79. At September 30, 2019, the total unrecognized compensation related to unvested stock option awards granted was $57.8 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.

Restricted Stock

The summary of the Company’s restricted stock activity is as follows:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Nonvested at December 31, 2018	7,482,032	$4.01
Granted	—	—
Vested	(2,428,863)	$4.11
Forfeited	—	—
Nonvested at September 30, 2019	5,053,169	$3.96

At September 30, 2019, the total unrecognized compensation related to unvested restricted stock awards granted was $14.6 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$2,727	$144	$6,483	$200
General and administrative	3,001	18,025	7,474	19,948
Total stock-based compensation	$5,728	$18,169	$13,957	$20,148

For the three months ended September 30, 2019 and 2018, $5.7 million and $18.2 million, respectively, of the stock-based compensation expense related to the issuance of anti-dilutive shares. For the nine months ended September 30, 2019 and 2018, $14.0 million and $20.1 million, respectively, of the stock-based compensation expense related to the vesting of anti-dilution shares.

As of September 30, 2019, total unrecognized compensation expense related to the ESPP was $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. The operating lease is included in the balance sheet at the present value of the lease payments at a 7% discount rate using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 4.5 years.

Lease costs were comprised of the following (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019

Operating lease cost	$753	$2,258
Variable lease cost	374	1,126
Short-term lease cost	13	42
Total lease cost	$1,140	$3,426

Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2019 was $0.7 million and $2.2 million, respectively.

Gross future minimum annual rental commitments as of September 30, 2019, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2019 (remaining 3 months)	$739
2020	3,038
2021	3,127
2022	3,220
2023	1,694
2024	1,745
Total undiscounted rent payments	$13,563

Present value discount	(1,930)
Present value	$11,633
Current portion of operating lease liability (included as a component of accrued expenses)	$2,291
Noncurrent operating lease liabilities	9,342
Total operating lease liability	$11,633

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 were as follows (in thousands):

Years ending December 31,
2019	$2,944
2020	3,035
2021	3,123
2022	3,216
2023	1,690
Thereafter	1,741
$15,749

For the three and nine months ended September 30, 2018 the Company recorded approximately $0.6 million and $1.5 million, respectively, in rent expense.

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

We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class programs. We currently have four clinical-stage product candidates, in addition to multiple preclinical programs. We commenced our LEDA Phase 2b clinical trial for our most advanced product candidate, GB001, in moderate-to-severe eosinophilic asthma in October 2018. We expect to conduct an interim analysis in the first half of 2020, with full results from the study expected in the second half of 2020. If the interim analysis is positive, we plan on initiating a Phase 3 clinical trial thereafter. In the second quarter of 2019, we initiated our TITAN Phase 2 proof-of-concept clinical trial of GB001 in patients with chronic rhinosinusitis, both with and without nasal polyps. Topline data from this trial are expected in the second half of 2020 Additionally, we expect to initiate a translational Phase 2 clinical trial of GB001 in patients with chronic spontaneous urticaria in the first half of 2020. We are developing GB002 for the treatment of pulmonary arterial hypertension, or PAH. We plan to commence enrolling patients for a Phase 1b clinical trial in PAH in the fourth quarter of 2019, and we are finalizing the design of a Phase 2 clinical trial in PAH, which we expect to initiate in the first half of 2020. We believe that data generated from this Phase 2 clinical trial will inform the design of potential registrational studies of GB002 in PAH. We are developing GB004 for the treatment of inflammatory bowel disease, including ulcerative colitis, or UC, and Crohn’s disease. In the second quarter of 2019, we initiated a Phase 1b clinical trial in mild-to-moderate UC patients with active disease symptoms and histology. We expect topline results from the study in the first half of 2020. We also plan to initiate a Phase 2 clinical trial in UC in the first half of 2020. We are developing GB1275 for the treatment of oncology indications. In the third quarter of 2019, we initiated a Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab or chemotherapy. Initial data from this trial is expected in the second half of 2020.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity financings. We raised $601.3 million from October 2017 through April 2019 through Series A and B convertible preferred stock financings, a convertible note financing, and our initial public offering, or IPO, completed in February 2019. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of September 30, 2019, we had $446.5 million in cash, cash equivalents and marketable securities.

On February 12, 2019, we closed our IPO and the underwriters in the IPO purchased 19,837,500 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were $291.3 million, after deducting underwriting discounts and commissions and estimated offering costs.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three and nine months ended September 30, 2019, our net loss was $48.5 million and $125.6 million, respectively. For the three and nine months ended September 30, 2018, our net loss was $49.4 million and $108.2 million, respectively. As of September 30, 2019, we had an accumulated deficit of $279.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including GB002, GB004 and GB1275. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

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

IPR&D expenses consist of our upfront payments made to Pulmokine, Inc., in connection with the in-license of GB002, the value of our stock issued to former AA Biopharma Inc. shareholders, in connection with the acquisition of GB001, our upfront and milestone payments made to Aerpio Pharmaceuticals, Inc., or Aerpio, in connection with the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition and development of our other preclinical programs.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and nine months ended September 30, 2019, there have been no significant changes in our critical accounting policies as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 22, 2019.

Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth our selected statements of operations data for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,		2019 vs 2018
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$40,148	$18,857	$21,291
In process research and development	—	$8,261	(8,261)
General and administrative	9,838	22,906	(13,068)
Total operating expenses	49,986	50,024	(38)
Loss from operations	(49,986)	(50,024)	38
Other income, net	1,486	622	864
Net loss	$(48,500)	$(49,402)	$902

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,		2019 vs 2018
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$100,807	$29,411	$71,396
In process research and development	2,000	$49,659	(47,659)
General and administrative	27,544	30,116	(2,572)
Total operating expenses	130,351	109,186	21,165
Loss from operations	(130,351)	(109,186)	(21,165)
Other income, net	4,742	1,011	3,731
Net loss	$(125,609)	$(108,175)	$(17,434)

Operating Expenses

Research and development

Research and development expenses were $40.1 million for the three months ended September 30, 2019, compared to $18.9 million for the three months ended September 30, 2018, for an increase of $21.3 million, which was primarily attributable to an increase of $4.5 million of costs associated with preclinical and clinical trials for GB1275, an increase of $3.6 million of costs associated with preclinical studies and clinical trials for GB001, an increase of $2.6 million of costs associated with preclinical studies and clinical trials for GB004, an increase of $2.3 million of costs associated with preclinical studies and clinical trials for GB002, an increase of $2.3 million of costs associated with other preclinical studies and clinical trials, and an increase of $6.0 million of costs related to personnel and other associated costs.

Research and development expenses were $100.8 million for the nine months ended September 30, 2019, compared to $29.4 million for the nine months ended September 30, 2018, for an increase of $71.4 million, which was primarily attributable to an increase of $17.7 million of costs associated with preclinical studies and clinical trials for GB001, an increase of $13.1 million of costs associated with preclinical studies and clinical trials for GB002, an increase of $11.7 million of costs associated with preclinical studies and clinical trials for GB004, an increase of $9.9 million of costs associated with preclinical studies and clinical trials for GB1275, an increase of $6.3 million  of costs associated with other preclinical studies and clinical trials, and an increase of $12.7 million of costs related to personnel and other associated costs.

The following table shows our research and development expenses by program for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
GB001	$11,007	$7,400	$29,205	$11,523
GB002	8,856	6,532	24,002	10,931
GB004	5,246	2,619	14,455	2,713
GB1275	4,484	9	9,861	9
Other Programs	2,946	681	7,599	1,277
Unallocated expenses	7,609	1,616	15,685	2,958
Total research and development	$40,148	$18,857	$100,807	$29,411

In process research and development

There were no IPR&D expenses for the three months ended September 30, 2019, compared to $8.3 million for the three months ended September 30, 2018, for a decrease of $8.3 million, which was primarily attributable to our $7.5 million of costs associated with the acquisition of GB1275 in the third quarter of 2018, and $0.8 million of costs associated with the acquisition of other preclinical programs.

IPR&D expenses were $2.0 million for the nine months ended September 30, 2019, compared to $49.7 million for the nine months ended September 30, 2018, for a decrease of $47.7 million, which was primarily attributable to our $19.3 million of costs associated with the issuance of our stock in connection with our acquisition of GB001 and AA Biopharma in the first quarter of 2018, $20.0 million of costs associated with the in-license of GB004 in the second quarter of 2018, $7.5 million of costs associated with the acquisition of GB1275 in the third quarter of 2018, and $3.0 million of costs associated with the acquisition of other preclinical programs, partially offset by $2.0 million in milestone payments during 2019.

General and administrative

General and administrative expenses were $9.8 million for the three months ended September 30, 2019, compared to $22.9 million for the three months ended September 30, 2018, for a decrease of $13.1 million, which was primarily attributable to a $15.0 million decrease in stock-based compensation costs, partially offset by a $1.2 million increase in personnel-related costs, and a $0.7 million increase associated with insurance costs.

General and administrative expenses were $27.5 million for the nine months ended September 30, 2019, compared to $30.1 million for the nine months ended September 30, 2018, for a decrease of $2.6 million, which was primarily attributable to a $12.5 million decrease in stock-based compensation costs, partially offset by a $4.4 million increase in personnel-related costs, a $3.2 million increase in professional and legal fees, and a $1.9 million increase associated with insurance costs.

Other income, net

Other income, net was $1.5 million for the three months ended September 30, 2019, compared to $0.6 million for the three months ended September 30, 2018, related to an $0.9 million increase in investment income earned on our cash, cash equivalents and marketable securities during the period.

Other income, net was $4.7 million for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30, 2018, related to a $3.7 million increase in investment income earned on our cash, cash equivalents and marketable securities during the period.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2019 we had an accumulated deficit of $279.5 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

From our inception through the nine months ended September 30, 2019, our operations have been financed primarily by gross proceeds of $631.3 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO and proceeds from our term loan. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $446.5 million.

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

On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. Additional information about this credit facility and our long-term borrowings is presented in Note 5 “Long-term Debt” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2019 and 2018, respectively:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(100,694)	$(26,021)
Net cash used in investing activities	(194,077)	(136,030)
Net cash provided by financing activities	320,060	303,003
Net increase in cash, cash equivalents and restricted cash	$25,289	$140,952

Operating activities

During the nine months ended September 30, 2019, operating activities used approximately $100.7 million of cash, primarily resulting from a net loss of $125.6 million, partially reduced by stock-based compensation expense of $14.0 million and changes in operating assets and liabilities of $10.5 million. Net cash provided by changes in operating assets and liabilities consisted primarily of changes in operating lease right of use assets and liabilities, other assets, accounts payable, accrued research and development expenses, and accrued compensation and benefits of $14.1 million, offset by cash used in prepaid expenses and other current assets and accrued expenses of $3.6 million.

During the nine months ended September 30, 2018, operating activities used approximately $26.0 million of cash, primarily resulting from a net loss of $108.2 million, partially reduced by IPR&D license expenses of $49.7 million, stock-based compensation expense of $20.1 million, and changes in operating assets and liabilities of $12.2 million. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable and accrued expenses of $14.5 million, partially offset by cash used in prepaid expenses and other current assets, and other current and non-current assets and liabilities of $2.3 million.

Investing activities

During the nine months ended September 30, 2019, investing activities used approximately $194.1 million of cash, primarily resulting from the purchase of marketable securities of $399.4 million, milestone payments of $2.0 million, and purchases of property and equipment of $2.4 million, offset by sales and maturities of investments of $209.8 million.

During the nine months ended September 30, 2018, investing activities used approximately $136.0 million of cash, primarily resulting from the purchase of marketable securities of $115.1 million, the upfront payment made to Aerpio of $20.0 million in connection with the in-license of GB004, the upfront payment of $7.5 million in connection with the acquisition of GB1275 and Adhaere, upfront payments of $3.0 million in connection with the acquisition of other preclinical programs, and the purchase of property and equipment of $3.2 million, partially offset by $12.8 million of cash proceeds received in connection with the acquisition of AA Biopharma.

Financing activities

During the nine months ended September 30, 2019, financing activities provided $320.1 million of cash, primarily resulting from the net proceeds from our IPO of $291.3 million, and proceeds from a long-term debt facility of $30 million offset by $1.8 million of debt issuance costs.

During the nine months ended September 30, 2018, financing activities provided $303.0 million of cash, primarily resulting from the net proceeds from the issuance of our Series A and Series B convertible preferred stock.

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

Until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, our credit facility, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements.

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

Contractual Obligations and Commitments

Under our license agreements with Pulmokine and Aerpio and our merger agreement with Adhaere, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2019, we were unable to estimate the timing or likelihood of achieving the outstanding milestones or making future product sales and, therefore, any related payments had not been accrued as the underlying contingencies had not yet been met.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. During the three and nine months ended September 30, 2019, there have been no material changes outside of the ordinary course of business in the composition of these contractual obligations or commitments as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 22, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 22, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three and nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2019, we have not used any of the proceeds from our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.

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
10.1

First Amendment to Credit, Guaranty and Security Agreement, dated September 18, 2019, by and among GB001, Inc., as borrower, the Registrant, as guarantor, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as Lender, and the additional lenders from time to time party thereto.

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

GOSSAMER BIO, INC.

Date:	November 12, 2019	By:	/s/ Sheila Gujrathi
Sheila Gujrathi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer
(Principal Financial and Accounting Officer)