Form 10-K
period 2019-12-31
Gossamer Bio, Inc.
filed 2020-03-24
CIK 1728117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $947.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $22.18 per share.

As of March 18, 2020, the registrant had 66,336,562 shares of common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s definitive proxy statement for the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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

The following table summarizes our current programs:

GB001 (DP2 Antagonist)

GB001 is an oral antagonist of prostaglandin D2 receptor 2, or DP2, in development for the treatment of moderate-to-severe eosinophilic asthma and other allergic conditions. Eosinophilic asthma is caused by high levels of white blood cells known as eosinophils and is associated with more severe symptoms, late-onset disease and response to steroid treatment. We estimate that approximately 50% of severe asthma patients in the United States have eosinophilic asthma. Despite the availability of new biologic therapies for these patients, asthma exacerbations remain a significant healthcare problem and an unmet medical need. To date, GB001 has been studied in over 400 subjects in completed clinical trials and has been generally well tolerated.

In a Phase 2 clinical trial conducted in Japan, GB001 showed a statistically significant improvement in time-to-first asthma worsening compared to placebo. In a separate 248-subject Phase 2 clinical trial, neither treatment group, GB001 nor montelukast, achieved the primary endpoint of improvement in forced expiratory volume in one second, or FEV1, as compared to placebo, which we believe was primarily related to study design and execution issues related to patient selection, including adherence to inhaled corticosteroid, or ICS, therapy, eosinophilic phenotype thresholds and disease severity. A single serious adverse event, intrahepatic cholestasis, a liver disorder, deemed by the investigator likely to be related to study drug was observed in a Japanese patient who had received a 160 mg dose of GB001 in a Phase 1 clinical trial conducted by Teijin Pharma Limited, or Teijin. The patient had GB001 exposure levels approximately three to five times higher than the other patients receiving the 160 mg dose. We have completed enrollment for our LEDA Phase 2b clinical trial in moderate-to-severe eosinophilic asthma. We expect to conduct an interim analysis in the second quarter of 2020, with full results from the study expected in the second half of 2020. If the interim analysis is positive, we plan on initiating preparatory activities for a Phase 3 clinical trial thereafter.

Furthermore, we believe that there are a number of indications along the allergic spectrum for which GB001 may provide benefit. We have completed enrollment for our TITAN Phase 2 proof-of-concept clinical trial of GB001 in patients with chronic rhinosinusitis, or CRS, both with and without nasal polyps. Topline data from this trial are expected in the second half of 2020. Additionally, we may initiate a translational Phase 2 clinical trial of GB001 in patients with chronic spontaneous urticaria, or CSU, in the second half of 2020, after review of relevant data and evaluation of the competitive landscape. We retain worldwide rights to GB001, excluding Japan.

GB002 (PDGF Receptor Kinase Inhibitor)

GB002 is an orally inhaled, small molecule, selective platelet-derived growth factor, or PDGF, receptor kinase inhibitor in development for the treatment of pulmonary arterial hypertension, or PAH, an orphan disease with high unmet medical need. PAH is characterized by abnormally high pressure in the blood vessels transporting blood from the right side of the heart to the lungs and is a progressive, and often fatal, disease. In contrast to the three classes of marketed vasodilatory therapies for PAH, GB002 has the potential to be disease-modifying by addressing the cellular overgrowth, fibrosis and vascular remodeling which underlie PAH. Modulation of the PDGF pathway has been shown to be therapeutically relevant in PAH. In 2013, Novartis Pharmaceutical Corporation, or Novartis, announced results from a Phase 3 clinical trial in PAH of imatinib (Gleevec), a tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications. These results were notable for not only achievement of statistically significant improvement in the study’s primary efficacy endpoint, but also for systemic toxicities. To our knowledge, no further development of the drug has occurred in PAH. These toxicities were not observed in our completed Phase 1 single-ascending-dose, or SAD, or multiple-ascending-dose, or MAD, studies in healthy volunteers, in which GB002 was generally well tolerated.

We initiated our Phase 1b clinical trial in PAH in the first quarter of 2020, and we expect to initiate a Phase 2 clinical trial in PAH in the second half of 2020. We believe that data generated from this Phase 2 clinical trial will inform the design of potential registrational studies of GB002 in PAH. We retain worldwide rights to GB002. The U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted GB002 orphan drug designation for the treatment of patients with PAH.

GB004 (HIF-1α Stabilizer)

GB004 is a novel, gut-targeted, oral small molecule in development for the treatment of inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn’s disease, or CD. GB004 stabilizes hypoxia inducible factor-1α, or HIF-1α, through the inhibition of prolyl hydroxylase domain proteins, or PHDs, key enzymes involved in HIF degradation. Preclinical data from animal models of IBD demonstrated that HIF-1α stabilization restores intestinal epithelial barrier integrity and function and results in immunomodulatory effects that we believe are important in reducing inflammation and enhancing mucosal healing in IBD patients. We have completed Phase 1 SAD and MAD studies of GB004 in healthy volunteers, and all doses of GB004 were well tolerated. We have completed enrollment for our GB004 Phase 1b trial in UC patients with active disease. We retain worldwide rights to GB004.

GB1275 (CD11b Modulator)

GB1275 is an oral, small molecule, CD11b modulator in clinical development for the treatment of oncology indications. We are developing GB1275 to address tumors that are resistant or refractory to immunotherapy such as checkpoint inhibitors. In preclinical experiments, GB1275 reduced tumor influx of CD11b-positive myeloid derived suppressor cells, or MDSCs, and re-polarized immuno-suppressive (M2) tumor-associated macrophages, or TAMs, towards the immune active M1 phenotype. We believe that these pharmacodynamic effects have the potential to convert the tumor microenvironment, or TME, from an immunosuppressive to an immunogenic, or active, state, which could allow the CD8+ T-cells present in the TME to attack the tumor and promoting additional influx of activated CD8+ T-cells. In the third quarter of 2019, we initiated our KEYNOTE-A36 Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab (Keytruda) or chemotherapy. In November 2019, we entered into a clinical trial collaboration and supply agreement with Merck & Co., Inc., or Merck (known as MSD outside the U.S. and Canada), to evaluate the combination of GB1275 and pembrolizumab which is being assessed in the trial. Initial data from this trial is expected in the second half of 2020. We retain worldwide rights to GB1275. The FDA has granted GB1275 orphan drug designation for the treatment of patients with pancreatic cancer.

Our Research Capabilities and Preclinical Programs

We currently have multiple programs in preclinical development. We are continuing to build our research capabilities, specifically focusing on our areas of expertise within immunology, inflammation and oncology, in order to advance new programs into the clinic, as well as to optimize our existing programs.

Our Team

Our founders and management team have held senior positions at leading biopharmaceutical companies, including Receptos, Inc., Genentech USA, Inc. (Roche), or Genentech, Bristol-Myers Squibb Company, GlaxoSmithKline LLC and Celgene Corporation, among others, and possess substantial experience and expertise across the spectrum of drug discovery, development and commercialization.

Sheila Gujrathi, M.D., our Co-Founder and President and Chief Executive Officer, was previously Chief Medical Officer of Receptos until its acquisition by Celgene in 2015 and has also served in senior leadership roles at Bristol-Myers Squibb and Genentech. Jakob Dupont, M.D., our Chief Medical Officer, has experience across the spectrum of clinical development, having most recently served as Vice President and Global Head of Breast and Gynecologic Cancer Development at Genentech. Luisa Salter-Cid, Ph.D., our Chief Scientific Officer, was previously the Head of Immunology Discovery at Bristol-Myers Squibb, having overseen immunology and immuno-oncology discovery efforts since 2005. Bryan Giraudo, our Chief Financial Officer, has extensive biotechnology and medical technology investment banking experience, having previously served as Senior Managing Director at

Leerink Partners (now known as SVB Leerink) and Managing Director at Merrill Lynch, Pierce, Fenner & Smith Incorporated. Christian Waage, our Executive Vice President and General Counsel, has extensive biotechnology experience, having previously held various positions at Receptos, most recently as Managing Director after its acquisition by Celgene, and served at Ardea Biosciences, Inc. as Vice President, General Counsel.

Our Strategy

We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. Our goal is to be an industry leader in each of these therapeutic areas and to enhance and extend the lives of patients suffering from such diseases. Critical components of our business strategy include:

•

Create deep therapeutic centers of excellence by leveraging our immunology and translational discovery and development expertise. We currently have four clinical-stage product candidates across the areas of immunology, inflammation and oncology. We will continue to build out our portfolio, focusing on these therapeutic areas, through both internal discovery and strategic transactions to create a diversified portfolio of early and late-stage product candidates.

•

Maximize the impact of our product candidates by expanding development across multiple indications. We aim to focus our development efforts on product candidates that have the potential to treat multiple diseases and plan to develop them in additional indications where warranted. For example, we believe GB001 has the potential to be effective in a variety of allergic and inflammatory diseases beyond moderate-to-severe eosinophilic asthma. We have completed enrollment for the Phase 2 clinical trial, the TITAN Study, with GB001 in CRS. We also plan to develop GB004 in both UC and CD.

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

Our Product Candidates

GB001 (DP2 Antagonist)

GB001 is an oral DP2 antagonist in development for the treatment of moderate-to-severe eosinophilic asthma and other allergic conditions. GB001 has been studied in over 400 patients in completed clinical trials to date and has been generally well tolerated. In a Phase 2 clinical trial conducted in Japan, GB001 showed a statistically significant improvement in time-to-first asthma worsening compared to placebo. We have completed enrollment for our LEDA Phase 2b clinical trial in moderate-to-severe eosinophilic asthma and expect to conduct an interim analysis in the second quarter of 2020. If the interim analysis is positive, we plan on initiating preparatory activities for a Phase 3 clinical trial thereafter. We have held a Type C meeting with the FDA to inform our Phase 2b and Phase 3 clinical trial design and endpoints. We are pursuing a parallel development of GB001 in CRS. We have completed enrollment for our TITAN Phase 2 trial in CRS, both with and without polyps. We may initiate a translational Phase 2 trial in CSU in the second half of 2020, after review of relevant data and evaluation of the competitive landscape. We retain worldwide rights to GB001, excluding Japan.

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

In in vitro assays conducted by us, GB001 compared favorably to other DP2 antagonists, including high binding affinity, prolonged pharmacodynamics, long receptor residence time and slow receptor dissociation. Furthermore, we believe based on these data that GB001 may be highly insurmountable, meaning high concentrations of PGD2 would not be able to overcome receptor inhibition. Combined with our observed human plasma half-life of 10 to 15 hours, we believe these measurements support the oral, once-daily dosing regimen of GB001.

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

Total asthma drug sales in the U.S. market were approximately $8.9 billion in 2019 and are projected to reach $13.9 billion by 2026, according to Datamonitor. Nearly $5.6 billion of the estimated $13.9 billion in sales is attributable to biologic therapies. In the future, we believe asthma market growth may be driven by increasing disease diagnosis and new biologic and small molecule agents entering the market.

Treatment Paradigm in Asthma

The treatment guidelines for asthma, depicted below for adolescents and adults in Figure 1, are a step-up paradigm.

Figure 1. 2019 Global Initiative for Asthma (GINA) Treatment Guidelines for Asthma

LABA = long-acting beta agonist; LTRA = leukotriene receptor antagonist; SABA = short-acting beta agonist

The goals of the step-up treatment paradigm are to achieve long-term control of asthma symptoms, minimize the use of SABAs and maintain near-normal lung function and activity levels. Reduction in asthma exacerbations is the primary endpoint predominantly used in new product development in asthma, while surrogate endpoints for improvements in lung function are commonly used as supportive secondary endpoints. Biologics, including the approved anti-immunoglobulin E, or anti-IgE, anti-IL-5/5R, and anti-IL-4R monoclonal antibodies, are typically used only in the most refractory, severe patients. We believe this is because of their route of administration through either subcutaneous (omalizumab, mepolizumab, benralizumab and dupilumab) or intravenous (reslizumab) injection, high cost and concerns about potential adverse events.

While the introduction of biologic agents has altered the course of treatment for refractory, severe patients, the last major therapeutic addition in the treatment paradigm for mild or moderate asthma came with the 1998 FDA approval of Singulair (montelukast), an LTRA, which became the top controller therapy for asthma. Worldwide sales for Singulair peaked at approximately $5.5 billion in 2011, prior to the entry of generic competition. Singulair’s profile as an effective oral drug with a well-understood safety profile made it an attractive option for patients across the severity spectrum despite inferior efficacy, as measured by asthma exacerbation rate reduction, compared to that of the biologic agents. The success of Singulair highlights the unmet need and opportunity in the asthma market for safe and effective, orally-administered therapies.

GB001 Product Differentiation

We believe there is a significant market opportunity for improved and effective oral therapies in moderate-to-severe asthma with consistent safety and tolerability profiles that can be used prior to biologics. We believe oral options are generally preferred to biologics due to their route of administration, which leads to improved patient adherence. Furthermore, oral administration is especially important in this setting as children and adolescents are frequent sufferers of asthma. We believe GB001 as an oral agent has the potential to reduce asthma exacerbations and improve asthma control, and thereby could be positioned as a pre-biologic treatment alternative.

Clinical Development History of GB001

We acquired GB001 through our acquisition of Pulmagen Therapeutics (Asthma) Limited, or Pulmagen, a wholly-owned subsidiary of our AA BioPharma Inc. subsidiary, in January 2018, after its partner, Teijin, completed a positive Phase 2, proof-of-concept clinical trial in Japanese patients. We have worldwide rights, outside of Japan, to all of the data from the two Phase 2 clinical trials conducted by Pulmagen and Teijin described below. Over 400 subjects have received at least one dose of GB001 in completed clinical trials to date.

Summary of Completed Pulmagen Phase 2 Clinical Trial

In December 2014, Pulmagen completed a Phase 2 clinical trial of GB001, the primary objectives of which were (1) to evaluate the safety and efficacy of 20 mg GB001 once daily compared to placebo and an active comparator, montelukast, over a 10-week treatment period and (2) to evaluate the effect of the co-administration of 10 mg montelukast once daily with GB001 treatment in a two-week extension. The primary endpoint was improvement in FEV1 over 10 weeks. The study enrolled 248 patients with mild-to-moderate asthma that were uncontrolled on low- or medium-dose ICS, randomized 1:1:1 to placebo, 20 mg GB001 once daily and 10 mg montelukast once daily. Patients were put on a standard medium-dose of ICS with and without LABA in a four-week lead-in to the study, during which they were also removed from their LABA, if applicable.

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

Summary of Completed Teijin Phase 2 Clinical Trial

In December 2016, Pulmagen and Teijin announced results from a Phase 2 clinical trial of GB001 conducted by Teijin in Japan. The trial was a double-blind, randomized, placebo-controlled, multi-center study, enrolling 158 patients with mild-to-moderate asthma who were using LABA and/or medium-dose ICS to control their disease. Patients on LABA discontinued its use upon entry to the trial, and all patients were brought to a standardized medium dose of ICS for a four-week lead-in period. Patients were then randomized 1:1:1 to one of two dose arms of GB001, 5 mg or 20 mg once daily, or to placebo in combination with a low dose of ICS for four weeks. Following this period of combination with low-dose ICS, use of ICS was discontinued, and patients continued taking GB001 or placebo for 12 weeks. The primary endpoint of the trial was change in morning peak expiratory flow, or AM PEF, a measure of lung function, from baseline to the last visit, marked as study completion or termination from the trial.

A total of 91 patients completed the trial, with a higher rate of patient withdrawal due to asthma worsening in the placebo arm (62%), as compared to the GB001 arms (40%, 5 mg; 25%, 20 mg). Trial protocol required withdrawal from the study after meeting the criteria for asthma worsening, a key secondary endpoint, including experiencing an asthma exacerbation. A statistically significant difference was seen in the AM PEF between placebo and both arms of GB001 (p = 0.015, 5 mg; p = 0.027, 20 mg). The p-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant. The FDA’s evidentiary standard of efficacy generally relies on a p-value of less than or equal to 0.05. In addition, time-to-first asthma worsening reached statistical significance for the 20 mg dose arm versus placebo (p < 0.001). Asthma worsening in this trial was defined as a composite measure to help characterize overall uncontrolled asthma, including exacerbations. Figure 2 below presents the improvement in time-to-first asthma worsening of patients as measured by the asthma worsening rate.

Figure 2. Improvement in Time-To-First Asthma Worsening of Patients with Mild to Moderate Asthma

The dose response in the time-to-first asthma worsening was even more pronounced in the subgroup of patients with high blood eosinophils, defined as those with greater than 300 cells per microliter (µL), as shown below in Figure 3.

Figure 3. Pronounced Improvement in Time-To-First Asthma Worsening of Patients with High Blood Eosinophils

Subgroup analyses demonstrated patients with high blood eosinophils at baseline treated with the 20 mg dose of GB001 also had statistically significant improvement in FEV1 compared with placebo (p = 0.016).

Fractional exhaled nitric oxide, or FeNO, is another marker of eosinophilic inflammation. In subgroup analysis of patients with elevated FeNO levels at baseline (≥25 ppb), GB001 demonstrated an effect on time-to-first asthma worsening comparable with that seen in patients with elevated baseline blood eosinophils. While there is an overlap in the patient populations, patients with elevated blood eosinophils and patients with elevated FeNO are not mutually inclusive. Therefore, FeNO, in addition to being a marker of airway inflammation, may be a useful marker for treatment response to GB001.

GB001 was well tolerated in this trial, with adverse events consistent with placebo, including nasopharyngitis, gastrointestinal disorders and measures of blood and liver markers. No serious adverse events, or SAEs, were observed in the GB001 treatment arms.

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

Ongoing Phase 2b Eosinophilic Asthma Clinical Trial (LEDA Study)

We have completed enrollment for our Phase 2b clinical trial (LEDA Study) of GB001 in moderate-to-severe eosinophilic asthma, and we expect to conduct an interim analysis of the results of this trial in the second quarter of 2020. We have designed this trial to efficiently assess proof-of-principle and help enable rapid transition to Phase 3 clinical trials, and we have held a Type C meeting with the FDA to inform our trial design and endpoints. We enrolled 481 patients in the study in a 1:1:1:1 randomized fashion to three GB001 dose arms of 20 mg, 40 mg and 60 mg per day and one placebo arm with once-daily dosing.

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

The primary endpoint is reduction in asthma worsening from baseline, assessed at week 24, with an additional four weeks of follow-up. The parameters included in the asthma worsening composite primary endpoint include changes in FEV1, AM PEF, rescue medication use, asthma control, and severe asthma exacerbations. We will also assess FEV1 independently as a secondary efficacy measure.

We plan to conduct an interim analysis after approximately 320 patients complete the 24-week treatment period, and we expect the results of this interim analysis to be available in the second quarter of 2020. If the results obtained in the interim analysis support further development, we plan on commencing Phase 3 preparatory activities thereafter. We expect to report full data from the Phase 2b clinical trial in the second half of 2020.

Clinical Development Plan in Additional Indications

Because DP2 plays a central role in the activation of basophils, eosinophils and Th2 cells, we believe GB001 could be effective in the treatment of other Th2-associated allergic and inflammatory disorders, such as CRS, CSU, eosinophilic esophagitis and atopic dermatitis. Based on unmet medical need and a review of the mechanistic rationale and market opportunities, we have decided to initially pursue further development in CRS in parallel with our eosinophilic asthma program.

Chronic Rhinosinusitis

CRS is a debilitating disorder marked by persistent symptoms including congestion, stuffiness, nasal discharge, pain or facial pressure, impairment or loss of the sense of smell, cough and fatigue. Mast cells and eosinophils are involved in allergic forms of chronic nasal inflammation, including CRS. Nasal polyps are a type 2 cytokine driven inflammatory process, and in Caucasians, eosinophils are the predominant inflammatory cell.

CRS is associated with an increased risk for late-onset asthma, suggesting significant overlap in the underlying pathology of the diseases. PGD2 has been correlated with the recruitment and activation of Th2 cells in nasal polyps, and type 2 cytokines, such as IL-4, IL-5 and IL-13, have been shown to play a pivotal role in nasal polyp formation. Importantly, emerging data suggest that nasal polyp status alone can often be inadequate for defining a type 2 phenotype. Tissue concentrations of IL-5 have extensive overlap in patients with and without nasal polyps. Among others, clinical studies of anti-IL-5 antibodies and anti-IgE antibody are currently underway in chronic rhinosinusitis with nasal polyps, or CRSwNP. In June 2019, the FDA approved the first biologic therapy for CRSwNP, anti-IL-4R antibody, dupilumab.

According to a 2014 study, annual direct costs related to CRS were estimated to be $6.9 to $9.9 billion worldwide. The prevalence of CRS is estimated to be 4% of the U.S. population, or approximately 13 million individuals. CRSwNP patients represent 25 to 30% of total CRS patients. CRSwNP patients are initially treated with intranasal corticosteroids. When patients fail intranasal corticosteroids, oral corticosteroids typically serve as the next line of therapy, although this treatment provides only two to four weeks of benefit while causing systemic side effects such as reduced glucose tolerance, osteoporosis and weight gain. Following corticosteroids, uncontrolled patients may be placed on biologic therapy or undergo a surgical procedure. A long-term study of post-surgical patients showed that nearly 80% of patients had polyps recur at least once, and 37% of patients required an additional surgery. We believe a significant number of patients in the United States remain inadequately controlled.

Ongoing Phase 2 Chronic Rhinosinusitis Clinical Trial (TITAN Study)

We have completed enrollment for our Phase 2 clinical trial (TITAN Study) of GB001 in adult patients with CRS, both with and without nasal polyps. We enrolled 97 patients in the study: 66 patients with CRSwNP and 31 patients with CRS without nasal polyps, or CRSsNP. Patients were enrolled in 1:1 randomized fashion, receiving either a 40 mg once-daily dose of GB001 or placebo.

The primary endpoint for the trial is change in the Sino-Nasal Outcome Test-22, or the SNOT-22, from baseline after 16 weeks of treatment. Secondary endpoints include CT scan, endoscopic nasal polyp score (NPS), patient reported symptoms, change in sense of smell, time to first CRS exacerbation and incidence of TEAEs. We expect to report topline data from the study in the second half of 2020.

Chronic Spontaneous Urticaria

Chronic urticaria, or CU, is characterized by the recurring eruption of transient, itchy, red welts on the skin. Patients with CU are often severely impaired in their quality of life, including negative effects on sleep, daily activities, school and work life and social interactions. Urticaria symptoms are caused by degranulation of dermal mast cells, and an allergic-mediated response is believed to contribute to mast cell activation in many cases. One of the most common forms of CU is CSU, previously known as the idiopathic form, or chronic idiopathic urticaria.

We may commence a translational Phase 2 clinical trial in adult patients with CSU in the second half of 2020, after review of relevant data and evaluation of the competitive landscape.

GB002 (PDGF Receptor Kinase Inhibitor)

GB002 is an orally inhaled, small molecule, PDGF receptor kinase inhibitor in development for the treatment of PAH. In contrast to the three classes of marketed vasodilatory therapies for PAH, GB002 has the potential to be disease-modifying by addressing the cellular overgrowth, fibrosis and vascular remodeling which underlie PAH. Inhaled GB002, which is designed to act on both isoforms of the PDGF receptor, a and b, inhibited and reversed cellular overgrowth in lung blood vessels in animal PAH models. In 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications, showed statistically significant improvement in its primary efficacy endpoint, thus providing mechanistic validation, however systemic toxicities were also observed. To date, these toxicities have not been observed with GB002 in our completed Phase 1 SAD/MAD studies in healthy volunteers, in which GB002 was generally well tolerated. We commenced a Phase 1b clinical trial in PAH in the first quarter of 2020. We plan on commencing a Phase 2 clinical trial in PAH in the second half of 2020. We in-licensed GB002 from Pulmokine, Inc. in 2017 and retain worldwide rights. The FDA and the EMA have granted GB002 orphan drug designation for the treatment of patients with PAH.

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

Inhaled GB002 is designed to act on both isoforms of the PDGF receptor, α and β. Data from preclinical animal models and human lung histology from PAH patients suggests that it is important to inhibit both of these isoforms of the PDGF receptor. PDGF receptor α is highly expressed in pulmonary arteriole vascular smooth muscle cells, or PAVSMCs. Inhibiting PDGF receptor α may help reduce the abnormal cell proliferation of PAVSMCs that results in blood vessel thickening. PDGF receptor β is more highly expressed in fibroblasts and myofibroblasts that are involved with the abnormal cell proliferation within the blood vessel that leads to the obstruction of the pulmonary arterioles. We believe inhibiting PDGF receptor β is therefore important in decreasing the abnormal cell proliferation of these cell types.

Mechanistic validation of a PDGF receptor kinase inhibitor has been observed in studies of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against the PDGF receptor kinase, which demonstrated proof-of-concept in humans in a Phase 3 clinical trial in PAH.

Prior PDGF Pathway Development in PAH—The IMPRES Phase 3 Clinical Trial of Imatinib

The IMPRES trial was a Phase 3 clinical trial conducted by Novartis of imatinib (Gleevec) in PAH. Imatinib has known activity against multiple tyrosine kinases, including the PDGF and the tyrosine kinase receptor c-KIT receptors Abelson murine leukemia viral oncogene homolog 1, or c-ABL. 202 patients were enrolled in the IMPRES trial, of which 41% were being treated with prostanoids, oral phosphodiesterase type 5, or PDE5, inhibitors and oral endothelin receptor agonists, or ERAs. As shown in Figure 4 below, the study met its primary endpoint, improvement in six-minute walk distance, or 6MWD, versus placebo at week 24 from baseline, with statistical significance (p = 0.002).

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

Overview of Pulmonary Arterial Hypertension

PAH is an orphan disease that is characterized by abnormally high blood pressure in the blood vessels carrying deoxygenated blood from the right side of the heart to the lungs and is progressive and often fatal. Symptoms include shortness of breath at rest or with minimal exertion. Other symptoms include fatigue, chest pain, dizzy spells and fainting. The progressive nature of this disease causes the right side of the heart to work much harder and eventually weaken or fail.

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

Overview of PAH Market

Diagnosed PAH prevalence in the United States is approximately 53,000 patients, and prevalence is highest among women between the ages of 30-60. The number of diagnosed PAH patients continues to increase, and we believe this increase is likely due to enhanced awareness and diagnosis of the disease. Total PAH drug sales worldwide in 2019 exceeded $5 billion.

Treatment Paradigm in PAH

Currently approved PAH therapies consist of three classes of vasodilators: PDE5 inhibitors and guanylate cyclase stimulators, ERAs, and prostanoids. PDE5 inhibitors are often used in combination with ERAs as an early treatment strategy. In patients who fail to respond to combination therapy of an ERA and a PDE5, it is common practice to add a prostanoid. Prostanoids are also commonly used to treat patients with evidence of right heart failure. While existing treatments have led to significant improvements in time to clinical worsening and other composite endpoints in PAH patients, none directly alter the underlying disease process. The effect of vasodilation, while improving blood flow through the lungs, may eventually be overtaken by the worsening cellular proliferation and arterial remodeling underlying the condition. We believe an agent with disease-modifying characteristics that safely addresses the underlying cellular overgrowth could provide utility across functional classes and risk categories.

GB002 Product Differentiation

GB002 is an orally inhaled PDGF receptor kinase inhibitor designed to build on the evidence of efficacy seen in trials of imatinib while overcoming imatinib’s observed systemic safety and tolerability issues. GB002 is designed to have a differentiated selectivity profile as compared to imatinib with increased potency against the PDGF receptor-b isoform, similar potency against the PDGF-a isoform and no activity against c-ABL or the tyrosine kinase, LCK. We believe GB002 has the potential to be a differentiated and disease-modifying PAH therapeutic that may provide:

•	an improved response to PDGF-driven abnormal cell proliferation in pulmonary arteries by addressing the underlying mechanism that leads to arterial wall thickening, rather than resultant vasodilation;

•	a more tolerable safety profile than imatinib due to the direct delivery to the lungs, as supported by the absence of adverse bleeding observed to date in our toxicology and Phase 1 studies; and
•	a convenient, simple and portable inhalation methodology and delivery system.

Clinical Development History of GB002

Summary of Preclinical Program

GB002 inhibits both PDGF receptor α and β, and inhibited and reversed cell overgrowth in lung blood vessels in a rat model of PAH, as shown below in Figure 6. This rat model replicates many features of human PAH, including the abnormal cell proliferation that can block the small vessels of the lung. GB002 substantially reduced the occlusive lesions in the small lung blood vessels in this model. Additionally, GB002 demonstrated a statistically significant reduction in right ventricular systolic pressure as compared to placebo.

Figure 6. Reversed Vascular Remodeling by GB002 Through Inhibition of PDGF

In the SU5416 hypoxia rat model of PAH, GB002 demonstrated a statistically significant reduction in circulating plasma NTproBNP compared to placebo, while the difference between imatinib and placebo was not significant for this PAH biomarker. GB002 also restored rat lung bone morphogenetic protein receptor type II, or BMPR2, expression to healthy levels, which was a statistically significant improvement as compared to placebo and imatinib. Irregularities in BMPR2 expression have been linked to PAH.

Summary of Completed Phase 1a Study

We completed Phase 1a SAD and MAD double-blind, placebo-controlled, randomized studies of orally inhaled GB002 in 66 healthy adult volunteers. We assessed pharmacokinetics, or PK, parameters and safety. GB002 was well-tolerated, and no treatment-related safety issues arose during the study.

Summary of Ongoing Phase 1b Clinical Trial

We commenced a Phase 1b randomized, double-blind, placebo-controlled, multi-center trial of GB002 in functional class II, III and IV PAH patients in the first quarter of 2020. We expect to enroll up to 16 patients in the study, and patients will receive two weeks of dosing, after which time, patients will have the option of enrolling into a six-month open-label extension. The primary outcome of the trial is the assessment of safety and tolerability. PK / PD measurements and PAH biomarkers, such as NTproBNP, will also be assessed. We anticipate reporting preliminary two-week data from our Phase 1b clinical trial in PAH in the second quarter of 2020.

Planned Phase 2 PAH Clinical Trial

We plan to commence a randomized, double-blind, placebo-controlled Phase 2 clinical trial in PAH patients in the second half of 2020. We expect to enroll functional class II or III PAH patients. Patients will remain on their background therapies throughout the study. The primary endpoint will be change from baseline in pulmonary vascular resistance at week 24, with a key secondary endpoint of change from baseline to week 24 in 6MWD. We will also explore changes in echocardiogram readings, functional class, and biomarkers, such as NTproBNP.

GB004 (HIF-1α Stabilizer)

GB004 is a novel, gut-targeted, oral small molecule being developed for the treatment of IBD including UC and CD. GB004 stabilizes HIF-1α through the inhibition of PHDs, key enzymes involved in HIF degradation. Preclinical data from animal models of IBD demonstrated that HIF-1α stabilization restores intestinal epithelial barrier integrity and function and results in immunomodulatory effects that we believe are important in reducing inflammation and enhancing mucosal healing in IBD patients. We have completed Phase 1 SAD and MAD studies of GB004 in healthy volunteers, and all doses of GB004 were well tolerated. We have completed enrollment for the GB004 Phase 1b trial in UC patients with active disease. We in-licensed GB004 from Aerpio Pharmaceuticals, Inc., or Aerpio, in June 2018 and retain worldwide rights.

Mechanism of Action

Stable expression of HIF-1α is known to induce expression of genes known to promote epithelial integrity and mucosal barrier function. In certain environmental conditions, including when oxygen levels are normal, HIFs are down-regulated by PHDs. The state of chronic tissue injury in patients with IBD leads to dysregulation of HIF stability. By inhibiting PHDs, GB004 has led to the stabilization of HIF-1α in pre-clinical models and in studies of healthy volunteers. This stabilization results in an increase in the activation of HIF-1α mediated protective pathways. In pre-clinical models, GB004 has demonstrated statistically significant restitution of the epithelial barrier and mucosal healing as compared to placebo, with similar improvements to dexamethasone, a corticosteroid used for the treatment of moderate-to-severe IBD.

Modulation of HIF stability is being evaluated in other diseases contexts, including in the treatment of anemia due to chronic kidney disease. The systemic PHD inhibitors being developed in this setting have on-target effects of increased erythropoietin, or EPO, and vascular endothelial growth factor, or VEGF. As this would be undesirable effect in patients with IBD, we have designed GB004 to be gut-targeted, with multi-fold higher concentrations in the gut than in the periphery. In our Phase 1 healthy volunteer studies, no dose-related changes in plasma EPO or VEGF levels were observed.

In addition to promoting the expression of protective pathways, HIF-1α is also an important modulator of the innate and adaptive immune response. Stabilized HIF-1a increases antimicrobial peptides, factors that protect the host from infection. HIF-1a may also be critical for regulatory immune cell function, which may lead to the reduction of inflammation in IBD.

Overview of IBD

IBD refers to two conditions, UC and CD, that are characterized by chronic inflammation of the gastrointestinal, or GI, tract.

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

Treatment Paradigm in IBD

Treatment of IBD consists mainly of immunosuppressive therapies. Treatment choices depend on the patient’s disease severity and responsiveness to therapy. Medications which treat mild to moderate IBD are generally well tolerated. However, as the severity of IBD increases, the potential toxicities of the medications required to manage the disease also increase. For example, treatment of mild to moderate patients typically starts with topical agents, such as 5-aminosalicylic acid, or 5-ASA. For those IBD patients who do not respond to 5-ASAs, or those with more severe disease, corticosteroids are generally used to induce clinical remission. However, longer-term treatment with corticosteroids is associated with multiple adverse effects.

Patients with moderately to severely active IBD, who become nonresponsive or intolerant to corticosteroids, are treated with immunomodulators, biologics or a Janus kinase, or JAK, inhibitor. Immunomodulators show a delay in onset of action of one to three months, and can result in neutropenia, pancreatitis, nephrotoxicity and hepatotoxicity. Therefore, the treatment of IBD patients with moderate-to-severe active disease is dominated by anti-TNF biologics. This paradigm is shifting because of the approval of agents in other classes, such as an anti-integrin, an anti-IL-12 / IL-23 and a JAK inhibitor. There is potential that the approval of biosimilar anti-TNF biologics moves the class further up in the treatment paradigm. Additional immune suppressive therapies for the treatment of IBD are expected in the coming years with the anticipated introduction of oral S1P1 inhibitors and additional oral JAK inhibitors.

GB004 Product Differentiation

GB004 is designed to be gut-targeted with higher intestinal exposure than systemic exposure. In IBD animal models, GB004 has demonstrated greater accumulation of HIF-1α than HIF-2α which may lead to restoration of epithelial barrier function and resolution of inflammation, while avoiding the potential adverse effects of increased EPO.

GB004 is distinct, and may have a differentiated profile, from the immunomodulatory or immunosuppressive mechanisms of approved IBD medicines and those in late-stage development. By reducing inflammation and potentially restoring intestinal epithelial barrier function and restitution through GB004’s gut-targeted nature and preferential stabilization of HIF-1α, we believe GB004 could improve outcomes for IBD patients. We believe this mechanism has potential as a standalone therapeutic as well as a combination therapy with other therapeutic mechanisms in IBD.

Clinical Development Plan in IBD and Other Indications

Summary of Completed Phase 1 SAD and MAD Clinical Studies

GB004 was evaluated by Aerpio in a first-in-human Phase 1 SAD study in healthy male volunteers. The primary objective of the study was to evaluate the safety and tolerability of ascending dose levels of GB004 after single oral administrations. The secondary objective was to characterize PK. A total of 40 subjects were randomized into five cohorts with 8 subjects each. All subjects completed the study. The five dose levels evaluated in this study were 20 mg, 60 mg, 120 mg, and 240 mg in 50 ml of solution and 240 mg in 100 ml of solution. All GB004 doses evaluated in this study were well tolerated. No deaths or SAEs occurred. There were no significant differences in systemic levels of VEGF and EPO between GB004 and placebo patients.

GB004 was also evaluated in a randomized, double-blind, placebo-controlled, MAD study to assess the safety, tolerability, PK and PD effects in healthy male and female volunteers. A total of 42 subjects were randomized onto GB004 or placebo. Evaluated dose levels of GB004 were 60 mg, 120 mg and 240 mg per day. All GB004 doses evaluated in this study were well tolerated. No deaths or SAEs occurred. The PK profile for GB004 was consistent with its intended preferential exposure in the gut. There were no significant differences in systemic levels of VEGF and EPO between GB004 and placebo patients. GB004 engaged the target and stabilized HIF-1α, as demonstrated by upregulated gene expression in the gut.

Summary of Ongoing Phase 1b Clinical Trial in UC

We completed enrollment in our Phase 1b trial of GB004 in 34 symptomatic adult UC patients. The goals of the study are to assess safety, tolerability, PK / PD and target engagement of GB004 in patients with active UC. We expect to report topline data from this trial in the second quarter of 2020.

GB1275 (CD11b Modulator)

GB1275 is an oral, small molecule, CD11b modulator in clinical development for the treatment of oncology indications. CD11b and CD18 are members of the integrin family of cell adhesion receptors that combine to form the functional adhesion receptor CD11b / CD18, also known as Mac-1, CR3 or alpha-M beta-2, on cell surfaces. CD11b is highly expressed on myeloid cells of the immune system, including tumor-associated macrophages, or TAMs, and myeloid derived suppressor cells, or MDSCs, which play a significant role in promoting tumor growth, immune evasion and metastasis. Increased presence of CD11b positive MDSCs in tumors is observed across multiple tumor types and is associated with poor prognosis in multiple cancers. GB1275 is currently being tested in an ongoing Phase 1/2 clinical trial (KEYNOTE-A36) for the treatment of selected solid tumor types. In the fourth quarter of 2019, we announced a clinical trial and supply agreement with Merck to evaluate the combination of GB1275 and pembrolizumab (Keytruda) in advanced solid tumors, as part of the ongoing Phase 1/2 clinical trial. We expect to report data from the ongoing Phase 1/2 trial in the second half of 2020. The FDA has granted GB1275 orphan drug designation for the treatment of patients with pancreatic cancer. We retain worldwide rights to GB1275.

Mechanism of Action

The introduction of immune checkpoint therapies has revolutionized the treatment of many cancers in recent years. Despite this, the effectiveness of approved immunotherapies has been limited to a minority of patients in only a small number of approved indications, and many cancers show little to no response to checkpoint therapy. In many cancers, innate immune cells, such as TAMs and MDSCs, are recruited into the TME, where they induce a suppressive state which down-regulates the activation and infiltration of cytotoxic T lymphocyte, or CD8+ T cells. The result is an immunologically ‘cold’ tumor state, which allows for tumor growth and metastasis, ultimately resulting in reduced survival.

GB1275 is being developed to address the immunological state leading to cold tumors, which state down-regulates the activation and infiltration of tumor-killing cytotoxic CD8+ T cells in the TME. Recent preclinical data showed that GB1275 reduced tumor influx of CD11b-positive MDSCs and re-polarized immuno-suppressive (M2) TAMs towards the pro-immune M1 phenotype. These pharmacodynamic effects have the potential to convert the TME from an immunosuppressive / cold state to an immunologically hot, or active state, which would ultimately allow the influx of activated, tumoricidal CD8+ T cells.

Preclinical studies of GB1275 have demonstrated reduced tumor burden and improved survival as a single agent and in combination with chemotherapy and immuno-oncology therapies across multiple tumor mouse models, including pancreatic, breast and colon cancer. Preclinical studies and profile characterization of GB1275 support daily oral dosing with no significant preclinical toxicology findings.

Clinical Development Plan in Selected Solid Tumors

Summary of Ongoing Phase 1/2 Clinical Trial (KEYNOTE-A36 Study)

We commenced a Phase 1/2 open-label, multi-center trial (KEYNOTE-A36 Study) with GB1275 in the third quarter of 2019. The Phase 1 portion of the trial is enrolling patients with selected tumor types, including pancreatic adenocarcinoma, esophageal adenocarcinoma, esophageal squamous cell carcinoma, gastric adenocarcinoma, gastroesophageal junction adenocarcinoma, triple negative breast cancer, castration-resistant prostate cancer and microsatellite stable colorectal cancer. The Phase 1 portion of the trial consists of dose escalation of GB1275 monotherapy, dose escalation in combination with pembrolizumab (Keytruda), and in patients with pancreatic adenocarcinoma, dose escalation in combination with standard-of-care chemotherapy. Dose escalation of GB1275 in combination with pembrolizumab is underway. The Phase 1 portion of the trial will be followed by a Phase 2 basket expansion phase in patients with specified metastatic solid tumors. The primary endpoints of the Phase 1 portion of the trial are safety, tolerability and PK / PD. The primary endpoint of the Phase 2 portion of the trial is objective response rate. We expect to release initial Phase 1 results from this open-label trial in the second half of 2020.

Further clinical development of GB1275 in cancer indications will be informed by the results of the ongoing Phase 1/2 study.

Our Research Capabilities and Preclinical Programs

We currently have multiple programs in preclinical development. We are continuing to build our research capabilities, specifically focusing on our areas of expertise within immunology, inflammation and oncology, in order to advance new programs into the clinic, as well as optimize our existing programs.

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

We expect to face competition from existing products and products in development for each of our product candidates. GB001, currently in development for the treatment of moderate-to-severe eosinophilic asthma and CRS, is an oral DP2 antagonist, a class of medicines with no currently approved agents. However, other DP2 antagonists are currently in development by Novartis, Chiesi Farmaceutici S.p.A., Merck, Sunshine Lake Pharma Co., Ltd., Idorsia Pharmaceuticals Ltd., ZAI Lab Ltd. and CSPC ZhongQi Pharmaceutical Technology Co., Ltd. If approved, we will also face branded competition from existing biologics, including Xolair (omalizumab / anti-IgE, marketed by Genentech and Novartis) and Dupixent (dupilumab / anti-IL-4 / IL-13, marketed by Regeneron Pharmaceuticals, Inc. and Sanofi S.A.), for moderate to severe asthma, and Nucala (mepolizumab / anti-IL-5, marketed by GlaxoSmithKline), Cinqair (reslizumab / anti-IL-5, marketed by Teva Pharmaceutical Industries Ltd.), and Fasenra (benralizumab / anti-IL-5R, marketed by AstraZeneca Pharmaceuticals LP) for severe eosinophilic asthma. We will also face competition from generic montelukast, which is utilized in mild to moderate patients. Several other agents are advancing in clinical trials for moderate and / or severe asthma, including tezepelumab (anti-TSLP; Amgen Inc. / AstraZeneca), REGN3500 (anti-IL-33R; Regeneron), etokimab (anti-IL-33; AnaptysBio, Inc.), GSK3772847 (anti-IL-33R; GlaxoSmithKline), RG6149 (anti-IL-33; Genentech), masitinib (anti-c-kit / PDGF; AB Science S.A.), TD-8236 (anti-JAK; Theravance Biopharma, Inc.), Dexpramipexole (dopamine receptor agonist, Knopp Biosciences LLC), and LOU-064 (anti-BTKi; Novartis).

Dupixent is currently FDA-approved for the treatment of CRSwNP. We may face competition from agents currently in development for the indication, including Xolair, Fasenra, Nucala, etokimab and ACT-774312 (anti-DP2; Idorsia Pharmaceuticals Ltd). Despite discontinuation of clinical development in asthma, fevipiprant (anti-DP2; Novartis) is currently in a Phase 3 clinical trial for asthma with nasal polyposis (CRSwNP).

Xolair is currently FDA-approved for the treatment of CSU. We may also face competition from agents currently in development for the indication, including Dupixent, LOU-064 (anti-BTK; Novartis), ligelizumab (anti-IgE; Novartis), AK002 (anti-Siglec-8; Allakos Inc.), LY3454738 (anti-CD200R mAb; Eli Lilly and Company), and KPL-716 (anti-OSMRβ mAb; Kiniksa Pharmaceuticals, Ltd.).

GB002 is a potentially first-in-class PDGF receptor kinase inhibitor initially targeted for PAH patients. While potentially unique in our class, we expect competition in this patient set will include prostanoids, available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, GB002 could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Arena Pharmaceuticals, Inc. and United Therapeutics), sotatercept (Acceleron Pharma, Inc.), bardoxolone methyl (Reata Pharmaceuticals, Inc.), RVT-1201 (Altavant Sciences, Inc.), PH1046 (PhaseBio Pharmaceuticals Inc.), and CXA-10 (Complexa, Inc.).

GB004 is potentially a first-in-class HIF-1a stabilizer with the potential to restore epithelial barrier function in patients with IBD. Patients with mild to moderate UC can initially be maintained in remission using a 5-ASA. For those patients who do not respond to 5-ASA, or those with more severe and / or extensive disease at diagnosis, corticosteroids are generally the next line of treatment. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine and 6-mercaptopurine. The treatment of severe patients is dominated by anti-TNF biologics, though the paradigm is shifting because of the approval of agents in other classes, such as anti-integrin, IL-12 / IL-23, and JAK inhibitors. There is potential that the approval of biosimilar anti-TNF biologics moves the class further up in the treatment paradigm. Further disruption is expected in the coming years through the introduction of oral S1P1 inhibitors and additional oral JAK inhibitors.

GB1275 is a potentially first-in-class CD11b modulator for the treatment of cancer indications. To our knowledge, there are no other CD11b modulator programs in clinical development for oncology. Our initial targeted cancer indications for GB1275 include pancreatic, gastric, esophageal, prostate, triple negative breast cancer and colorectal. Treatment for patients in these indications has historically included chemotherapy, radiation, targeted therapy and surgery. In recent years immune checkpoint inhibitors have received approvals, including Keytruda (pembrolizumab / Merck) and Tecentriq (atezolizumab / Bristol-Myers Squibb), for the treatment of some of these difficult to treat cancer indications, including gastric and esophageal cancers (Keytruda) and triple negative breast cancer (Tecentriq). In addition to current standard of care, we may face competition from compounds with novel mechanisms of action that are currently in clinical development, including compounds targeting the CCR2, CCR5, CSF1R and CXCR2 pathways.

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

GB001

As of December 31, 2019, with respect to GB001, we owned one issued U.S. patent directed to compound and pharmaceutical composition claims, which is not due to expire before 2026, excluding any additional term for patent term adjustment or extension, and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, Canada, China, the European Patent Convention, India, Mexico, New Zealand and Russia, and a pending application in Brazil directed to compound and pharmaceutical composition claims. As of December 31, 2019, we owned one pending U.S. patent application directed to compound claims, which, if issued, is not due to expire before 2037, excluding any additional term for patent term adjustment or extension, and a number of pending patent applications in other jurisdictions, including pending applications in Australia, Brazil, Canada, China, the European Patent Convention, India, South Korea, Mexico, New Zealand, Russia, and Taiwan directed to compound claims.

GB002

As of December 31, 2019, with respect to GB002, we have exclusively licensed one pending U.S. patent application and one pending PCT application owned by Pulmokine directed to method of use claims, which, if issued, is not due to expire before 2037, excluding any additional term for patent term adjustment or extension. We also have exclusively licensed three issued U.S. patents co-owned by Pulmokine and Gilead Sciences, Inc., which are not due to expire before 2034, excluding any additional term for patent term adjustment or extension; one pending U.S. patent applications, which, if issued, are not due to expire before 2034, excluding any additional term for patent term adjustment or extension; and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, the European Patent Convention and Japan, and pending applications in Australia, Canada, China, the European Patent Convention and Japan. These patents and patent applications are directed to GB002 compound, formulation and method of use claims.

GB004

As of December 31, 2019, with respect to GB004, we have exclusively licensed from Aerpio ten issued U.S. patents directed to compound, pharmaceutical composition and method of use claims, eight of which are not due to expire before 2030, and one, directed to synthetic method claims, is not due to expire before 2035, excluding any additional term for patent term adjustment or extension; one pending U.S. patent application directed to compound and method of use claims, which, if issued, is not due to expire before 2030, excluding any additional term for patent term adjustment or extension; and a number of patents and pending patent applications in other jurisdictions. The patents and pending patent applications directed to compound, pharmaceutical composition and method of use claims in other jurisdictions, and which are not due to expire before 2030, include issued patents in Australia, Canada, China, the European Patent Convention, India, Japan, Mexico, New Zealand and South Korea, and pending patent applications in Brazil, the European Patent Convention, India, Mexico and South Korea. The patents and pending patent applications directed to synthetic method claims in other jurisdictions, and which are not due to expire before 2035, include pending patent applications in China, the European Patent Convention, India and Japan.

GB1275

As of December 31, 2019, we owned one pending U.S. patent application directed to compound, pharmaceutical composition and method of use claims for GB1275, which, if issued, is not due to expire before 2036, excluding any additional term for patent term adjustment or extension, and a number of corresponding patent applications pending in other jurisdictions, including Australia, Brazil, Canada, China, the European Patent Convention, Israel, India, Japan, Mexico, New Zealand, Singapore and South Korea, also directed to compound, pharmaceutical composition and method of use claims for GB1275.

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

In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. GB002 has received orphan drug designation for the treatment of patients with PAH, and GB1275 has received orphan drug designation for the treatment of pancreatic cancer.

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

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (3) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in certain government healthcare programs; (4) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (which was increased to 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (8) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (9) established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inserverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule.  In addition, there may be other efforts to challenge, repeal or replace the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services solicited feedback on some of these measures and, at the same time, implemented others under its existing authority. Although some of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, imposes certain requirements relating to the privacy, security and transmission of protected health information on HIPAA covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates who conduct certain activities for or on their behalf involving protected health information on their behalf. In addition, certain state govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.  By way of example, the California Consumer Privacy Act, or CCPA, effective January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined by statute) and their immediate family members.

Similar state and local laws and regulations may also restrict business practices in the biopharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

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

As of May 25, 2018, Regulation 2016/676, known as the General Data Protection Regulation, or GDPR, replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

Employees

As of February 29, 2020, we had 171 full-time employees and no part-time employees, 51 of whom have a Ph.D. or M.D. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the state of Delaware on October 26, 2015 under the name FSG, Bio, Inc. and changed our name to Gossamer Bio, Inc. in 2017. Our principal executive offices are located at 3013 Science Park Road, Suite 200, San Diego, California 92121, and our telephone number is (858) 684-1300.

Available Information

Our internet address is www.gossamerbio.com. Our investor relations website is located at http://ir.gossamerbio.com. We make available free of charge on our investor relations website under “filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission, or SEC. They are also available for free on the SEC’s website at www.sec.gov. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. GB001, GB002, GB004 and GB1275 are in clinical development, while our other development programs remain in the preclinical or research stage. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 1, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $180.3 million and $147.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $334.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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

The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of GB001, GB002, GB004 and GB1275, continue research and development and initiate clinical trials of our other development programs and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including GB002, GB004 and GB1275. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months from the date this annual report is filed with the SEC. In particular, we expect that these funds will allow us to complete our two ongoing Phase 2 clinical trials for GB001, our ongoing Phase 1b clinical trial in PAH for GB002, and our ongoing Phase 1/2 clinical trial in oncology indications for GB1275. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in May 2019 we, as guarantor, and our wholly-owned subsidiary GB001, Inc., as borrower, entered into a credit, guaranty and security agreement, or the Credit Facility, with MidCap Financial Trust, or MidCap, an agent and as a lender, and the additional lenders party thereto from time to time, or together with MidCap, the Lenders, pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date. Under the Credit Facility, we have the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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

On May 2, 2019, we entered into the Credit Facility. The outstanding principal balance under the credit facility was $30.0 million as of September 30, 2019.

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

The Credit Facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 3.0% and would provide MidCap, as agent, with the right to exercise remedies against us, and the collateral securing the Credit Facility, including foreclosure against our properties securing the credit facilities, including our cash.  These events of default include, among other things, our failure to pay any amounts due under the credit facility, a breach of covenants under the Credit Facility, our insolvency or the occurrence of insolvency events, the occurrence of a change in control, the occurrence of certain FDA and regulatory events, our failure to remain registered with the SEC and listed for trading on the Nasdaq Global Select Market, or Nasdaq, the occurrence of a material adverse change, the occurrence of a default under a material agreement reasonably expected to result in a material adverse change, the occurrence of certain defaults under certain other indebtedness in an amount greater than $2,500,000 and the occurrence of certain defaults under subordinated indebtedness and convertible indebtedness. The occurrence of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, such as our Credit Facility, including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We depend heavily on the success of GB001, GB002, GB004 and GB1275, which are in either Phase 1 or Phase 2 clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Our four clinical-stage product candidates are in Phase 1 or Phase 2 clinical development. We commenced a Phase 2b clinical trial of GB001 in moderate-to-severe eosinophilic asthma in 2018, a Phase 2 clinical trial of GB001 in CRS in 2019, a Phase 1b clinical trial of GB002 in PAH in 2020, a Phase 1b clinical trial of GB004 in UC in 2019 and a Phase 1/2 clinical trial of GB1275 in oncology indications in 2019.

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
•

acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our preclinical product candidates and our proposed design of future clinical trials;

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

Certain of our product candidates, including GB002, are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. Under FDA regulations, combination products are subject to current good manufacturing practice, or cGMP, requirements applicable to both drugs and devices, including the Quality System, or QS, regulations applicable to medical devices. Combination products are also subject to the Medical Device Directives and Standards in Europe. Problems associated with the device component of the combination product candidate may delay or prevent approval. If the manufacturer of the device products make modifications, or if we elect to change a device component or develop our own proprietary device component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified device component. If the FDA or any other regulatory body fails to approve use of those modified devices or take significant enforcement action against the manufacturer, we would not be able to market or may have to suspend marketing our products in certain jurisdictions.

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

The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidates, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while two Phase 2 clinical trials of GB001 had been conducted prior to our acquisition of GB001, we do not know how GB001 will perform in future clinical trials, including as a result of any differences from targeting a population of more severe asthma subjects with elevated eosinophil counts, as well as other differences in our planned trial design. Further, GB001 did not meet its primary efficacy endpoint of improvement in FEV1 over 10 weeks in the first Phase 2 clinical trial conducted by Pulmagen Therapeutics (Asthma) Limited, or Pulmagen, and the second Phase 2 clinical trial conducted by Pulmagen and its partner, Teijin, was limited to only Japanese patients. While we have designed our ongoing Phase 2b trial in a manner intended to address what we believe to be the shortcomings of the first Pulmagen Phase 2 clinical trial, we cannot be certain that such failure was not due to GB001 itself or that the results of our ongoing Phase 2b trial will otherwise be successful in a broader patient population. In addition, in October 2019, Novartis announced that its oral DP2 antagonist, fevipiprant, failed to improve lung function in a pair of Phase 3 clinical trials of patients with moderate asthma, and in December 2019, Novartis announced that the pooled analysis from a pair of pivotal Phase 3 clinical trials of patients with moderate-to-severe asthma did not meet the clinically relevant threshold for reduction in rate of moderate-to-severe exacerbation and that the results did not support further development of fevipiprant in asthma. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, our decision to advance GB002 as a potential treatment for PAH is based in part on the efficacy of imatinib (Gleevec), a tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications, observed by Novartis in a Phase 3 clinical trial; however, we may not observe similar efficacy in our clinical trials of GB002. Moreover, this and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical development.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. We are currently conducting a Phase 2b clinical trial of GB001 in moderate-to-severe eosinophilic asthma, a Phase 2 clinical trial of GB001 in CRS, and a Phase 1b clinical trial of GB002 in PAH patients and a Phase 1/2 clinical trial of GB1275 in certain oncology indications. In addition, before we can initiate clinical development for our preclinical product candidates, we must submit the results of preclinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application, and we may also be required to submit regulatory filings to foreign regulatory authorities to the extent we initiate clinical trials outside of the United States.

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

•	obtaining approval from one or more institutional review boards, or IRBs;
•	IRBs refusing to approve, suspending or terminating a trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of a trial;
•	changes to clinical trial protocol;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•

subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, heath reasons or otherwise resulting from the novel strain of coronavirus, COVID-19;

•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•	lack of adequate funding to continue a clinical trial;
•	subjects experiencing severe or unexpected drug-related adverse effects;
•	occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•	selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
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

•	any changes to our manufacturing process that may be necessary or desired;
•	interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from a health epidemic such as COVID-19;
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

Further, conducting clinical trials in foreign countries, as we currently and may continue to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Our business is subject to risks arising from epidemic diseases, such as the recent global outbreak of the COVID-19 coronavirus

An epidemic or pandemic disease outbreak, including the recent COVID-19 outbreak, could cause significant disruption to our business operations or the operations of our third-party manufacturers and CROs upon whom we rely, as well as to our clinical trials, including as a result of significant restrictions or bans on travel into and within the countries in which our manufacturers produce our product candidates or where we conduct our clinical trials. Such disruption could impede, delay, limit or prevent our employees and CROs from continuing research and development activities, the production, delivery or release of our product candidates to our clinical trial sites, as well as clinical trial investigators, patients or other critical staff from traveling to or otherwise continuing to participate in our clinical trials, and delay data collection and analysis and other related activities, any of which could impede, delay, limit or prevent completion of our ongoing clinical trials and preclinical studies or commencement of new clinical trials, and ultimately lead to the delay or denial of regulatory approval of our product candidates, which would seriously harm our operations and financial condition and increase our costs and expenses.

The COVID-19 outbreak could also potentially affect the business of the FDA, EMA or other health authorities, which could result in delays in meetings related to planned or completed clinical trials and ultimately of reviews and approvals of our product candidates. The COVID-19 outbreak and mitigation measures also have had and may continue to have an adverse impact on global economic conditions which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. The extent to which the COVID-19 outbreak impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact.

We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by PAH, which is our target indication for GB002, and we have encountered difficulties enrolling patients in our ongoing Phase 1b clinical trial of GB002 in PAH patients. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.

The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. For certain of our product candidates, including GB002, the conditions which we currently plan to evaluate are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our ability to activate clinical trial sites and decide to open enrollment for a given trial or commence a preclinical study may also be negatively affected by public health epidemics such as COVID-19. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.

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

Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. GB001 was generally well tolerated with a treatment-emergent adverse event rate similar to placebo in completed Phase 2 clinical trials. In Phase 1 studies conducted by Pulmagen and Teijin, a single serious adverse event deemed by the investigator likely to be related to GB001 was observed in a Japanese patient who had received a 160 mg dose. The patient experienced intrahepatic cholestasis, which resolved after treatment discontinuation. We are also currently conducting a Phase 1b randomized, double-blind, placebo-controlled, multi-center trial of GB002 in functional class II, III and IV PAH patients. Although GB002 was well-tolerated in completed Phase 1a SAD and MAD studies, our Phase 1b trial of GB002 in

PAH patients may reveal adverse events inconsistent with the safety findings observed to date. For example, in 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec) showed statistically significant improvement in its primary efficacy endpoint, but systemic toxicities were also observed. We cannot be certain that GB002 will not exhibit similar toxicities Additionally, while we have completed Phase 1 SAD and MAD studies in healthy volunteers for GB004, it is likely that there may be side effects associated with its use. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.

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

Although we have completed Phase 1 clinical trials for GB002 and GB004, we have not as an organization completed later-stage clinical trials or submitted an NDA, and may be unable to do so for any of our product candidates.

We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market GB001, GB002, GB004, GB1275 or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we are conducting two Phase 2 clinical trials for GB001, a Phase 1b clinical trial for GB002 and a Phase 1/2 clinical trial for GB1275. We have not yet conducted any later-stage or pivotal clinical trials for our product candidates, or begun clinical development for our other preclinical programs. We also have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of GB001, GB002, GB004, GB1275 or any other product candidates will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or the EMA’s, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have received orphan drug designation in the United States and the European Union for GB002 for patients with PAH and in the United States for GB1275 for patients with pancreatic cancer, and we may seek orphan drug designation for certain of our other product candidates. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply, or that we will be able to maintain such designation.

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

For example, effective January 31, 2020, the United Kingdom commenced an exit from the EU, commonly referred to as “Brexit.” During a transition period (set to expire on December 31, 2020), the British government will continue to negotiate the terms of the United Kingdom’s future relationship with the EU. The outcome of these negotiations is uncertain, and we do not know to what extent Brexit will ultimately impact the business and regulatory environment in the United Kingdom, the rest of the EU, or other countries. This could cause disruptions to, and create uncertainty surrounding, our planned clinical trials and activities in the United Kingdom, including affecting our relationships with our existing and prospective customers, partners, vendors and employees, and could have a material impact on the regulatory regime applicable to our planned clinical trials in the United Kingdom. Changes impacting our ability to conduct business in the United Kingdom or other EU countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. For example, we commenced a Phase 2b clinical trial in moderate-to-severe eosinophilic asthma in 2018 and expect to conduct an interim analysis in the second quarter of 2020, with full results from the study expected in the second half of 2020. If the interim analysis is positive, we plan on initiating preparatory activities for a Phase 3 clinical trial thereafter. However, if the final data from the Phase 2b clinical trial materially differs in an adverse manner from the interim analysis, we may have unnecessarily expended or committed substantial resources to the Phase 3 clinical trial, which costs we may never be able to recover.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to cleared or approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing clinical trials for GB001, GB002, GB004 and GB1275 and preclinical studies for our other development programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If any of our relationships with these third parties terminate or their services are delayed, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. For example, we rely on CROs in China for certain preclinical studies, and the outbreak of COVID-19 has delayed certain preclinical work being conducted with CROs in China. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical and preclinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue clinical trials of GB001, GB002, GB004, GB1275 or any future product candidates under development;
•	delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•	requirements to cease development or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product candidates or any other future product candidates.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

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

We may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. For example, in November 2019, we entered into a clinical trial collaboration and supply agreement with Merck to evaluate the combination of GB1275 and pembrolizumab. We may not be successful in our efforts to establish or maintain such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.

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

We expect to face competition from existing products and products in development for each of our product candidates. GB001, currently in development for the treatment of moderate-to-severe eosinophilic asthma and CRS, is an oral DP2 antagonist, a class of medicines with no currently-approved agents. However, other DP2 antagonists are currently in development by Novartis, Chiesi Farmaceutici S.p.A., Merck & Company, Inc., Sunshine Lake Pharma Co., Ltd., Idorsia Pharmaceuticals Ltd., ZAI Lab Ltd. and CSPC ZhongQi Pharmaceutical Technology Co., Ltd. If approved, we will also face branded competition from existing biologics, including Xolair (omalizumab / anti-immunoglobulin E, or anti-IgE, marketed by Genentech and Novartis) and Dupixent (dupilumab / anti-IL-4 / IL-13, marketed by Regeneron Pharmaceuticals, Inc., or Regeneron, and Sanofi S.A.), for moderate to severe asthma, and Nucala (mepolizumab / anti-IL-5, marketed by GlaxoSmithKline), Cinqair (reslizumab / anti-IL-5, marketed by Teva Pharmaceutical Industries Ltd.), and Fasenra (benralizumab / anti-IL-5, marketed by AstraZeneca Pharmaceuticals LP) for severe eosinophilic asthma. We will also face competition from generic montelukast, which is utilized in mild to moderate patients. Several other agents are advancing in clinical trials for moderate and / or severe asthma, including tezepelumab (anti-TSLP; Amgen / AstraZeneca), REGN3500 (anti-IL-33; Regeneron), etokimab (anti-IL-33; AnaptysBio, Inc.), GSK3772847 (anti-IL-33; GlaxoSmithKline), RG6149 (anti-ST2; Genentech), masitinib (anti-c-kit / PDGF; AB Science S.A.), TD-8236 (anti-JAK; Theravance Biopharma, Inc. ), Dexpramipexole (dopamine receptor agonist, Knopp Biosciences LLC), and LOU-064 (anti-BTKi; Novartis).

Dupixent is currently FDA-approved for the treatment of CRSwNP. We may face competition from agents currently in development for the indication, including Xolair, Fasenra, Nucala, etokimab and ACT-774312 (anti-DP2; Idorsia Pharmaceuticals Ltd). Despite discontinuation of clinical development in asthma, fevipiprant (anti-DP2; Novartis) is currently in a Phase 3 clinical trial for asthma with nasal polyposis (CRSwNP).

Xolair is currently FDA-approved for the treatment of CSU. We may also face competition from agents currently in development for the indication, including Dupixent, LOU-064 (anti-BTK; Novartis), ligelizumab (anti-IgE; Novartis), AK002 (anti-Siglec-8; Allakos Inc.), LY3454738 (anti-CD200R mAb; Eli Lilly and Company) and KPL-716 (anti-OSMRβ mAb; Kiniksa Pharmaceuticals, Ltd.).

GB002 is a potentially first-in-class PDGF receptor kinase inhibitor initially targeted for PAH patients. While potentially unique in our class, we expect competition in this patient set will include prostanoids, available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen Pharmaceuticals, Inc., or Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, GB002 could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Arena Pharmaceuticals, Inc. and United Therapeutics), sotatercept (Acceleron Pharma, Inc.), bardoxolone methyl (Reata Pharmaceuticals, Inc.), RVT-1201 (Altavant Sciences, Inc.), PH1046 (PhaseBio Pharmaceuticals Inc.), and CXA-10 (Complexa, Inc.).

GB004 is potentially a first-in-class HIF-1α stabilizer with the potential to restore epithelial barrier function in patients with IBD. Patients with mild to moderate UC can initially be maintained in remission using a 5-aminosalucylic acid, or 5-ASA. For those patients who do not respond to 5-ASA, or those with more severe and / or extensive disease at diagnosis, corticosteroids are generally the next line of treatment. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine and 6-mercaptopurine. The treatment of severe patients is dominated by anti-TNF biologics, though the paradigm is shifting because of the approval of agents in other classes, such as anti-integrin, IL-12 / IL-23, and JAK inhibitors. There is potential that the approval of biosimilar anti-TNF biologics moves the class further up in the treatment paradigm. Further disruption is expected in the coming years through the introduction of oral S1P1 inhibitors and additional oral JAK inhibitors.

GB1275 is a potentially first-in-class CD11b modulator for the treatment of cancer indications. To our knowledge, there are no other CD11b modulator programs in clinical development for oncology. Our initial targeted cancer indications for GB1275 include pancreatic, gastric, esophageal, prostate, triple negative breast cancer and colorectal. Treatment for patients in these indications has historically included chemotherapy, radiation, targeted therapy and surgery. In recent years, immune checkpoint inhibitors have received approvals, including Keytruda (pembrolizumab / Merck) and Tecentriq (atezolizumab / Bristol-Myers Squibb), for the treatment of some of these difficult-to-treat cancer indications, including gastric and esophageal cancers (Keytruda) and triple negative breast cancer (Tecentriq). GB1275 is currently in clinical trials evaluating combination therapy with chemotherapy and with Keytruda. In addition to current standard of care, we may face competition from compounds with novel mechanisms of action that are currently in clinical development, including compounds targeting the CCR2, CCR5, CSF1R and CXCR2 pathways.

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

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	foreign reimbursement, pricing and insurance regimes;
•	workforce uncertainty in countries where labor unrest is common;
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, health epidemics such as COVID-19, or natural disasters including earthquakes, typhoons, floods and fires.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees, except for our Chief Executive Officer. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.

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

We have substantially increased our organization from 11 employees in January 2018 to 171 full-time employees as of February 29, 2020. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we may need to continue to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.

We are subject to various foreign, federal, and state healthcare laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.

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

•

the federal false claims laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Ensuring that our internal operations and business arrangements with third-parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our consulting and advisory board arrangements with physicians and other healthcare providers, some of whom receive stock options as compensation for services provided, do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from U.S. government funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, diminished profits and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusion from government funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

We are subject to governmental regulation and other legal obligations related to privacy, data protection and information security. Compliance with these requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

Privacy and data security have become significant issues in the U.S., EU and in many other jurisdictions where we may in the future conduct our operations. As we receive, collect, process, use and store personal and confidential data, we are subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., HIPAA and CCPA (defined below), and, in the EU, and shortly in the EEA, Regulation 2016/679, known as the General Data Protection Regulation, or GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.

In the U.S., we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although we believe that we would not be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business.

In Europe, as of May 25, 2018, the GDPR replaced the Data Protection Directive with respect to the processing of personal data in the European Union. The GDPR imposes many requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, following the United Kingdom’s withdrawal from the European Union, we will have to comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.

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

Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule.  In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices through proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and, at the same time, implemented others under its existing authority. Although some of these, and other, proposals will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

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

We currently hold approximately $10 million in aggregate product liability insurance coverage. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

Other business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.

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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, including GB002 and GB004, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business. Additionally, several of our license agreements include sublicenses from a third party, including for GB002 and GB004, and we must rely on the direct licensor’s compliance with its obligations under its original license agreement.

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

Risks Related to Our Common Stock

An active, liquid and orderly market for our common stock may not be maintained

Our common stock only began trading on Nasdaq in February 2019, and we can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. Since the shares were sold in our initial public offering, or IPO, in February 2019 at a price of $16.00 per share, the price per share of our common stock has ranged as low as $7.52 and as high as $27.15 through March 18, 2020. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

•	our ability to enroll subjects in our ongoing and planned clinical trials;
•	results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•	regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•	regulatory developments in the United States and foreign countries;
•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•	the success or failure of our efforts to acquire, license or develop additional product candidates;
•	innovations or new products developed by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	manufacturing, supply or distribution delays or shortages;
•	any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•	achievement of expected product sales and profitability;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•	trading volume of our common stock;
•	an inability to obtain additional funding;
•	sales of our stock by insiders and stockholders;
•	general economic, industry and market conditions other events or factors, many of which are beyond our control, such as the recent COVID-19 outbreak;
•	additions or departures of key personnel; and
•	intellectual property, product liability or other litigation against us.

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

Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 53.5% of our outstanding common stock as of March 18, 2020. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation, if any, in the price of our common stock.

We have never declared or paid any cash dividend on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our Credit Facility preclude us from paying dividends, subject to certain exceptions, as may any future debt agreements we enter into. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

The holders of 15,525,695 shares of our outstanding common stock, or approximately 23.4% of our total outstanding common stock as of March 18, 2020, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.

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

Pursuant to Section 404 of Sarbanes-Oxley, our management is required to annually report upon the effectiveness of our internal control over financial reporting. When we lose our status as an “emerging growth company” and reach an accelerated filer threshold, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Although we have determined that our internal control over financial reporting was effective as of December 31, 2019, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Our amended and restated certificate of incorporation and amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our ability to use net operating loss carryforwards and other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2019, the company had federal and state net operating loss, or NOL, carryforwards of approximately $175.8 million and $1.1 million, respectively. Such federal and state NOL carryforwards will begin to expire in 2034, unless previously utilized. At December 31, 2019, the Company has Irish NOL carryforwards of approximately $53.0 million. The Irish NOL can be carried forward indefinitely. At December 31, 2019, the Company also has orphan drug credit and federal research tax credit carryforwards of approximately $9.6 million and California research tax credits of $2.7 million. The federal research tax credit carryforwards begin to expire in 2038 and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

Under recently enacted U.S. tax legislation, federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Our NOL and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our IPO or future offerings. Similar rules may apply under state tax laws. As of December 31, 2019, we completed a Section 382 and 383 analysis regarding the limitation of NOL and credit carryforwards. In connection with our IPO in February 2019, we experienced an ownership change for the purposes of Section 382 and 383 of the Code. The ownership change did not result in the forfeiture of any NOLs or credits generated prior to this date. Consequently, the Company’s federal and state NOLs and tax credits generated through February 2019 will be subject to annual limitations. If a change in ownership occurs in the future, the NOL and credit carryforwards could be eliminated or restricted. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Act has significantly changed the U.S. federal income taxation of U.S. corporations. The Tax Act remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which have lessened or increased certain adverse impacts of the Tax Act and may do so in the future. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to work with our tax advisors and auditors to determine the full impact the Tax Act will have on us. We urge our investors to consult with their legal and tax advisors with respect to the Tax Act.

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Our corporate headquarters are located in San Diego, California, where we currently lease approximately 63,667 square feet of office, laboratory and vivarium space. We use our corporate headquarters primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our primary lease for this facility expires in January 2025, and our lease with respect to 31,628 square feet of such space expires in December 2022. In November 2019, we entered into an additional non-cancelable lease agreement for approximately 12,685 square feet of office and laboratory space, or the “permanent space,” in San Diego, California, commencing on May 1, 2020 and expiring on December 31, 2021.  The lease agreement includes a lease for approximately 5,749 feet of temporary office and laboratory space commencing on January 1, 2020 and expiring on the commencement date of the lease of the permanent space. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Common Stock

As of March 18, 2020, there were 66,336,562 shares of our common stock outstanding held by approximately 44 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments. In addition, the terms of our Credit Facility restrict our ability to pay dividends, subject to certain exceptions.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K for information about our equity compensation plans which is incorporated by reference herein.

Stock Performance Graph

The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from February 8, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2019. The figures represented below assume an investment of $100 in our common stock at the closing price of $17.94 on February 8, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on February 8, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, we did not issue or sell any unregistered securities.

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

As of December 31, 2019, we have not used any of the proceeds from our IPO. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.

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

	Year Ended December 31,
	2019	2018	2017	2016

	(in thousands, except share and per share amounts)
Operating expenses:
Research and development	$143,403	$55,283	$891	$—
In process research and development	3,600	49,659	5,500	—
General and administrative	39,136	44,051	262	83
Total operating expenses	186,139	148,993	6,653	83
Loss from operations	(186,139)	(148,993)	(6,653)	(83)
Other income (expense), net	5,832	2,024	(118)	—
Net loss	$(180,307)	$(146,969)	$(6,771)	$(83)
Net loss per share, basic and diluted (1)	$(3.29)	$(22.59)	$(0.74)	$(0.01)
Weighted-average shares outstanding, basic and diluted (1)(2)	54,740,170	6,504,871	9,160,888	9,160,888

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

	December 31,
	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$401,829	$228,858	$315	$60
Working capital (1)	372,394	211,550	(821)	(83)
Total assets	426,604	239,419	445	60
Total liabilities	74,119	21,121	7,307	63
Convertible preferred stock	—	338,367	—	—
Accumulated deficit	(334,170)	(153,863)	(6,894)	(123)
Total stockholders' equity (deficit)	352,485	(120,069)	(6,862)	(123)

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

We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class programs. We currently have four clinical-stage product candidates, in addition to multiple preclinical programs. We have completed enrollment for the LEDA Phase 2b clinical trial for our most advanced product candidate, GB001, in moderate-to-severe eosinophilic asthma. We expect to conduct an interim analysis in the second quarter of 2020, with full results from the study expected in the second half of 2020. If the interim analysis is positive, we plan on initiating preparatory activities for a Phase 3 program. We have completed enrollment for our TITAN Phase 2 proof-of-concept clinical trial of GB001 in patients with chronic rhinosinusitis, both with and without nasal polyps. Topline data from this trial are expected in the second half of 2020. Additionally, we may initiate a translational Phase 2 clinical trial of GB001 in patients with chronic spontaneous urticaria in the second half of 2020, after review of relevant data and evaluation of competitive landscape. We are developing GB002 for the treatment of PAH. We commenced enrolling patients for a Phase 1b clinical trial in PAH in the first quarter of 2020, and we expect to commence a Phase 2 clinical trial in PAH in the second half of 2020. We are developing GB004 for the treatment of inflammatory bowel disease, including UC and Crohn’s disease. We have completed enrollment for the Phase 1b clinical trial in mild-to-moderate UC patients with active disease symptoms and histology. We expect to report topline results from the study in the second quarter of 2020. We are developing GB1275 for the treatment of oncology indications. In the third quarter of 2019, we initiated a Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab or chemotherapy. Initial data from this trial is expected in the second half of 2020.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity financings. We raised $631.3 million from October 2017 through May 2019 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, and proceeds from our credit facility. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of December 31, 2019, we had $401.8 million in cash, cash equivalents and marketable securities.

On February 12, 2019, we closed our IPO and the underwriters in the IPO purchased 19,837,500 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were $291.3 million, after deducting underwriting discounts and commissions and estimated offering costs.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2019 and 2018, our net loss was $180.3 million and $147.0 million, respectively. As of December 31, 2019, we had an accumulated deficit of $334.2 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including GB002, GB004 and GB1275. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

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

IPR&D expenses consist of our upfront payments made to Pulmokine, Inc., in connection with the in-license of GB002, the value of our stock issued to former AA Biopharma Inc. shareholders, in connection with the acquisition of GB001, and our upfront payments made to Aerpio Pharmaceuticals, Inc., or Aerpio, in connection with the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition of certain preclinical programs.

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

Other income (expense), net

Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) interest expense related to our credit facility, (3) interest expense related to the convertible promissory note issued in October 2017, and (4) other miscellaneous income (expense). The note converted into shares of our Series A convertible preferred stock in January 2018.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, costs and expenses. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions (See Note 2 to our consolidated financial statements).

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

The determination of the grant date fair value of options using an option pricing model is affected principally by our estimated fair value of shares of our common stock and requires management to make a number of other assumptions, including the expected life of the option, the volatility of the underlying shares, the risk-free interest rate and expected dividends. The assumptions used in our Black-Scholes option-pricing model represent management’s best estimates at the time of measurement. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective. If any assumptions change, our stock-based compensation expense could be materially different in the future. See Note 10 to our consolidated financial statements included elsewhere in this annual report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the year ended December 31, 2019.

As of December 31, 2019, the unrecognized stock-based compensation expense related to employee stock options and unvested restricted stock was $61.0 million and $13.5 million, respectively, and is expected to be recognized as expense over a weighted-average period of approximately 2.9 years and 2.8 years, respectively. The intrinsic value of all outstanding stock options as of December 31, 2019 was approximately $35.4 million, of which approximately $10.2 million related to vested options and approximately $25.2 million related to unvested options.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

The following table sets forth our selected statements of operations data for the years ended December 31, 2019 and 2018:

	Years Ended December 31,		2019 vs 2018
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$143,403	$55,283	$88,120
In process research and development	3,600	$49,659	(46,059)
General and administrative	39,136	44,051	(4,915)
Total operating expenses	186,139	148,993	37,146
Loss from operations	(186,139)	(148,993)	(37,146)
Other income, net	5,832	2,024	3,808
Net loss	$(180,307)	$(146,969)	$(33,338)

Operating expenses

Research and development

Research and development expenses were $143.4 million for the year ended December 31, 2019, compared to $55.3 million for the year ended December 31, 2018, for an increase of $88.1 million, which was primarily attributable to an increase of $17.1 million of costs associated with preclinical studies and clinical trials for GB002, an increase of $17.0 million of costs associated with preclinical and clinical trials for GB001, an increase of $13.2 million of costs associated with preclinical studies and clinical trials for GB004, an increase of $12.7 million of costs associated with preclinical studies and clinical trials for GB1275, an increase of $8.8 million of costs associated with preclinical studies for our other programs, and an increase of $19.3 million of costs related to personnel and other associated costs.

The following table shows our research and development expenses by program for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(in thousands)
GB001	$40,404	$23,409
GB002	33,161	16,028
GB004	19,986	6,739
GB1275	13,870	1,196
Other Programs	10,711	1,948
Unallocated expenses	25,271	5,963
Total research and development	$143,403	$55,283

In process research and development

IPR&D expenses were $3.6 million for the year ended December 31, 2019, compared to $49.7 million for the year ended December 31, 2018, for a decrease of $46.1 million, which was primarily attributable to our $20.0 million upfront payment made to Aerpio in connection with the in-license of GB004 in 2018, $19.1 million of costs associated with the issuance of our stock in connection with our acquisition of GB001 and AA Biopharma in 2018, and a $7.5 million upfront payment in connection with our acquisition of GB1275 and Adhaere in 2018.

General and administrative

General and administrative expenses were $39.1 million for the year ended December 31, 2019, compared to $44.1 million for the year ended December 31, 2018, for a decrease of $5.0 million, which was primarily attributable to a $19.7 million decrease in stock-based compensation costs, partially offset by a $5.7 million increase in personnel-related costs, a $4.3 million increase in professional and legal fees, a $2.5 million increase associated with insurance costs, and a $1.3 million increase in facility and office-related costs.

Other income, net

Other income, net was $5.8 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018 related to a $3.8 million increase in investment income earned on our cash, cash equivalents and marketable securities during the period.

Results of Operations for the Years Ended December 31, 2018 and 2017

The following table sets forth our selected statements of operations data for the years ended December 31, 2018 and 2017:

	Years Ended December 31,		2018 vs 2017
	2018	2017	Change
	(in thousands)
Operating expenses:
Research and development	$55,283	$891	$54,392
In process research and development	49,659	$5,500	44,159
General and administrative	44,051	262	43,789
Total operating expenses	148,993	6,653	142,340
Loss from operations	(148,993)	(6,653)	(142,340)
Other income (expense), net	2,024	(118)	2,142
Net loss	$(146,969)	$(6,771)	$(140,198)

Operating expenses

Research and development

Research and development expenses were approximately $55.3 million for the year ended December 31, 2018, compared to $0.9 million for the year ended December 31, 2017. The $55.3 million was primarily attributable to $23.4 million of costs associated with preclinical studies and clinical trials for GB001, $16.0 million of costs associated with preclinical studies and clinical trials for GB002, $6.7 million of costs associated with preclinical studies and clinical trials for GB004, and $6.0 million of costs related to personnel and external consultants.

The following table shows our research and development expenses by program for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
	(in thousands)
GB001	$23,409	$—
GB002	16,028	241
GB004	6,739	—
GB1275	1,196	—
Other Programs	1,948	—
Unallocated expenses	5,963	650
Total research and development	$55,283	$891

In process research and development

IPR&D expenses were approximately $49.7 million for the year ended December 31, 2018, compared to $5.5 million for the year ended December 31, 2017. The $49.7 million for the period ended December 31, 2018 was primarily attributable to our $20.0 million upfront payment made to Aerpio in connection with the in-license of GB004, $19.1 million of costs associated with the issuance of our stock in connection with our acquisition of GB001 and AA Biopharma and our $7.5 million upfront payment in connection with our acquisition of GB1275 and Adhaere.

General and administrative

General and administrative expenses were approximately $44.1 million for the year ended December 31, 2018, compared to approximately $0.3 million for the year ended December 31, 2017. The $44.1 million for the year ended December 31, 2018 was primarily attributable $30.3 million in stock-based compensation costs, $6.0 million in personnel-related costs, $3.7 million in legal fees and $0.8 million in facility-related costs.

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

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2019 and 2018, we had an accumulated deficit of $334.2 million and $153.9 million, respectively.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

From our inception through the year ended December 31, 2019, our operations have been financed primarily by gross proceeds of $631.3 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO and proceeds from our credit facility. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $401.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

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

On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of December 31, 2019, and through the date of this filing, no other tranches under the Credit Facility have been drawn. Additional information about the Credit Facility and our long-term borrowings is presented in Note 5 “Long-term Debt” to the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, which is incorporated herein by this reference.

The following table shows a summary of our cash flows for each of the years shown below:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(144,834)	$(51,044)	$(5,745)
Net cash used in investing activities	(147,144)	(144,711)	—
Net cash provided by financing activities	321,578	300,859	6,000
Net increase in cash, cash equivalents and restricted cash	$29,600	$105,104	$255

Operating activities

During the year ended December 31, 2019, operating activities used approximately $144.8 million of cash, primarily resulting from a net loss of $180.3 million, partially reduced by stock-based compensation expense of $20.8 million, and changes in operating assets and liabilities of $12.3 million. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable, accrued research and development expenses, and accrued expenses of $13.9 million, and an increase in other assets of $2.7 million due to long-term deposits for clinical development activities and property leases, partially offset by an increase in prepaid expenses and other current assets due to prepayments for clinical development activities, investments receivable, and receivables for stock option exercises of $4.4 million.

During the year ended December 31, 2018, operating activities used approximately $51.0 million of cash, primarily resulting from a net loss of $147.0 million, partially reduced by IPR&D expenses of $49.7 million, changes in operating assets and liabilities of $15.0 million and stock-based compensation expense of $30.9 million. Net cash provided by changes in operating assets and liabilities consisted primarily of increases in accounts payable, accrued research and development expenses, and accrued expenses of $18.6 million, partially offset by an increase in prepaid expenses due to prepayments for clinical development activities and security deposits of $2.8 million.

During the year ended December 31, 2017, operating activities used approximately $5.7 million of cash, primarily resulting from a net loss of $6.8 million, partially reduced by increases in accounts payable and accrued research and development expenses of $1.0 million.

Investing activities

During the year ended December 31, 2019, investing activities used approximately $147.1 million of cash, primarily resulting from the purchase of marketable securities of $499.1 million, partially offset by sales and maturities of investments of $358.5 million.

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

There were no investing activities for the year ended December 31, 2017.

Financing activities

During the year ended December 31, 2019, financing activities provided $321.6 million of cash, primarily resulting from the net proceeds from our IPO of $291.3 million, and proceeds from our Credit Facility, net of debt discount and issuance costs of $28.2 million.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual obligations:
Principal under Credit Facility, excluding accrued interest	$30,000	$—	$25,833	$4,167	$—
Operating leases (1)	12,824	3,038	8,041	1,745	—
Purchase obligations (2)	956	956	—	—	—
Total contractual obligations	$43,780	$3,994	$33,874	$5,912	$—

(1)	Operating leases include our continuing rent obligations through December 2024.
(2)	As of December 31, 2019, we had $1.0 million of open purchase orders. All of our purchase orders may be cancelled without significant penalty.

Under our license agreements with Pulmokine and Aerpio, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2019 our cash and cash equivalents consisted of cash and money market funds, and our marketable securities consisted of U.S. Treasury and agency securities, commercial paper, and corporate debt securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.

Our outstanding debt under the Credit Facility bears interest at an annual rate equal to the sum of (i) one-month LIBOR (customarily defined, with a change to prime rate if LIBOR funding becomes unlawful or impractical), plus (ii) 6.15%, subject to a LIBOR floor of 2.00% and an interest rate ceiling of 16%. Given the floor and ceiling of the interest rate, a 10% change in market interest rates would increase annual interest expense and decrease cash flows by a maximum of $2.3 million.

We are exposed to market risk related to changes in foreign currency exchange rates associated with our foreign operations where we conduct business in local currencies. We also contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2019 and 2018, we had minimal assets and liabilities denominated in foreign currencies and an immediate change of 10% in the exchange rate of the foreign currencies would result in a net impact of approximately $0.2 million in our consolidated balance sheets and consolidated statement of operations and other comprehensive loss.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the periods presented.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Ofﬁcers and Corporate Governance.

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2020 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2019, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this item will be set forth in the section headed “Executive Compensation and Other Information” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Definitive Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed "Executive Compensation" in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be set forth in the section headed “Certain Relationships and Related Person Transactions,” “Board Independence” and “Committees of the Board of Directors” in our Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be set forth in the section headed “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10–K Summary.

None.

Gossamer Bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Gossamer Bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gossamer Bio, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, “Leases” (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Diego, California

March 24, 2020

GOSSAMER BIO, INC.

Consolidated Balance Sheets

(in thousands, except share and par value amounts)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$135,089	$105,219
Marketable securities	266,740	123,439
Restricted cash	—	200
Prepaid expenses and other current assets	7,488	3,095
Total current assets	409,317	231,953
Property and equipment, net	5,425	3,193
Operating lease right-of-use assets	10,303	—
Other assets	1,559	4,273
Total assets	$426,604	$239,419
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$956	$2,182
Accrued research and development expenses	19,258	10,653
Accrued expenses and other current liabilities	16,709	7,568
Total current liabilities	36,923	20,403
Long-term debt	28,459	—
Operating lease liabilities - long-term	8,737	—
Accrued expenses - long-term	—	718
Total liabilities	74,119	21,121
Commitments and contingencies
Series Seed convertible preferred stock, $0.0001 par value; no shares issued and outstanding as of December 31, 2019 and 20,000,000 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $20,000 as of December 31, 2019 and December 31, 2018, respectively	—	29,200
Series A convertible preferred stock, $0.0001 par value; no shares issued and outstanding as of December 31, 2019 and 45,714,286 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $80,000 as of December 31, 2019 and December 31, 2018, respectively	—	79,615
Series B convertible preferred stock, $0.0001 par value; no shares issued and outstanding as of December 31, 2019 and 71,506,513 shares issued and outstanding as of December 31, 2018; liquidation preference of $0 and $230,000 as of December 31, 2019 and December 31, 2018, respectively	—	229,552
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of December 31, 2019 and 49,160,177 shares authorized as of December 31, 2018; 66,284,003 shares issued and 61,635,477 shares outstanding as of December 31, 2019, and 15,533,450 shares issued and 8,051,418 shares outstanding as of December 31, 2018	7	2
Additional paid-in capital	686,390	33,853
Accumulated deficit	(334,170)	(153,863)
Accumulated other comprehensive income (loss)	258	(61)
Total stockholders' equity (deficit)	352,485	(120,069)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$426,604	$239,419

The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018	2017
Operating expenses:
Research and development	$143,403	$55,283	$891
In process research and development	3,600	49,659	5,500
General and administrative	39,136	44,051	262
Total operating expenses	186,139	148,993	6,653
Loss from operations	(186,139)	(148,993)	(6,653)
Other income (expense), net	5,832	2,024	(118)
Net loss	$(180,307)	$(146,969)	$(6,771)
Other comprehensive income:
Foreign currency translation, net of tax	(12)	—	—
Unrealized gain (loss) on marketable securities, net of tax	331	(61)	—
Other comprehensive income (loss)	319	(61)	—
Comprehensive loss	(179,988)	(147,030)	(6,771)
Net loss per share, basic and diluted	$(3.29)	$(22.59)	$(0.74)
Weighted average common shares outstanding, basic and diluted	54,740,170	6,504,871	9,160,888

The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity (deficit)
Balance as of December 31, 2016	—	$—	—	$—	—	$—	9,160,888	$—	$—	$(123)	$—	$(123)
Stock-based compensation	—	—	—	—	—	—	—	—	32	—	—	32
Net loss	—	—	—	—	—	—	—	—	—	(6,771)	—	(6,771)
Balance as of December 31, 2017	—	$—	—	$—	—	$—	9,160,888	$—	$32	$(6,894)	$—	$(6,862)
Issuance of Series A preferred stock for cash, net of $0.4 million in offering costs	—	—	42,215,077	73,491	—	—	—	—	—	—	—	—
Issuance of stock for acquisition	20,000,000	29,200	—	—	—	—	1,101,278	1	2,874	—	—	2,875
Issuance of Series A preferred stock to convert debt and accrued interest	—	—	3,499,209	6,124	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash, net of $0.5 million in offering costs	—	—	—	—	71,506,513	229,552	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	2,369,696	1	—	—	—	1
Incremental vesting conditions placed on previously issued common shares	—	—	—	—	—	—	(4,580,444)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	30,947	—	—	30,947
Net loss	—	—	—	—	—	—	—	—	—	(146,969)	—	(146,969)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,309	—	—	291,311
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	2,833,506	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	419,593	—	2,045	—	—	2,045
Stock-based compensation	—	—	—	—	—	—	—	—	20,819	—	—	20,819
Net loss	—	—	—	—	—	—	—	—	—	(180,307)	—	(180,307)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	319	319
Balance as of December 31, 2019	—	$—	—	$—	—	$—	61,635,477	$7	$686,390	$(334,170)	$258	$352,485

The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(180,307)	$(146,969)	$(6,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917	297	—
Stock-based compensation expense	20,819	30,947	32
In process research and development expenses	3,600	49,659	—
Amortization of operating lease right-of-use assets	2,172	—	—
Amortization of long-term debt discount and issuance costs	237	—	—
Amortization of premium on investments, net of accretion of discounts	(2,364)	—	—
Net realized gain on investments	(28)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,393)	(2,827)	(130)
Other assets	2,714	(584)	—
Operating lease liabilities	(2,108)	—	—
Accounts payable	(1,399)	2,085	57
Accrued expenses	1,521	5,938	824
Accrued research and development expenses	8,605	10,527	126
Accrued compensation and benefits	5,180	—	—
Accrued interest expense	—	(117)	117
Net cash used in operating activities	(144,834)	(51,044)	(5,745)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(3,600)	(17,721)	—
Purchase of marketable securities	(499,079)	(123,500)	—
Maturities of marketable securities	328,000	—	—
Sales of marketable securities	30,501	—	—
Purchase of property and equipment	(2,966)	(3,490)	—
Net cash used in investing activities	(147,144)	(144,711)	—
Cash flows from financing activities
Proceeds from issuance of convertible note	—	—	6,000
Proceeds from issuance of common stock in a public offering, net	291,311	—	—
Proceeds from the issuance of long-term debt, net of debt discount and issuance costs of $1,778	28,222	—	—
Proceeds from the exercise of stock options	2,045	—	—
Proceeds from issuance of Series A convertible preferred stock, net	—	73,491	—
Proceeds from issuance of Series B convertible preferred stock, net	—	229,552	—
Repayment of notes payable to related parties	—	(40)	—
Payment of deferred offering costs	—	(2,144)	—
Net cash provided by financing activities	321,578	300,859	6,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	70	—	—
Net increase in cash, cash equivalents and restricted cash	29,600	105,104	255
Cash, cash equivalents and restricted cash, at the beginning of the period	105,419	315	60
Cash, cash equivalents and restricted cash, at the end of the period	$135,089	$105,419	$315

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,475	$119	$—

Supplemental disclosure of noncash investing and financing activities:
Acquisition of in-process research and development through issuance of stock	$—	$19,284	$—
Issuance of Series A convertible preferred stock to convert debt and accrued interest	$—	$6,124	$—
Unpaid deferred offering costs - net	$—	$1,545	$—
Right-of-use assets obtained in exchange for lease liabilities	$12,458	$—	$—
Conversion of convertible preferred stock to common stock	$338,367	$—	$—
Change in unrealized gain on marketable securities, net of tax	$331	$(61)	$—
Unpaid property and equipment	$183	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Gossamer Bio, Inc. Notes to Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Gossamer Bio, Inc. (including its subsidiaries, the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.

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

Liquidity and Capital Resources

The Company has incurred significant operating losses since its inception. As of December 31, 2019 and 2018, the Company had an accumulated deficit of $334.2 million and $153.9 million, respectively.

From the Company’s inception through the year ended December 31, 2019, the Company has funded its operations primarily through equity financings. The Company raised $601.3 million from October 2017 through February 2019 through Series A and Series B Convertible Preferred Stock, convertible note financings, and the completed IPO, after deducting underwriting discounts, commissions, and offering expenses. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc. On May 2, 2019 the Company as guarantor, and its wholly-owned subsidiary GB001, as borrower, entered into a credit, guaranty and security agreement, as amended on September 18, 2019 (the “Credit Facility), with MidCap Financial Trust (“MidCap”), an agent and as lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date. Under the Credit Facility, the Company has the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. As of December 31, 2019, no other tranches under the Credit Facility have been drawn. See Note 5 for additional information regarding the Credit Facility.

The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through equity offerings, debt financings and other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next twelve months from the date these consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to accrued research and development expenses, the valuation of stock options and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Marketable Securities

The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper, and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company has determined that there were no other than temporary declines in fair values of its investments as of December 31, 2019.

Restricted Cash

The Company had no restricted cash as of December 31, 2019.  Restricted cash as of December 31, 2018 served as collateral for the Company’s corporate credit card program.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash, cash equivalents and marketable securities are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company maintains its cash equivalents in U.S. Treasury and agency securities and commercial paper with maturities less than three months and in money market funds that invest in U.S. Treasury and agency securities.

The Company’s available for sale securities are also invested in U.S. Treasury and agency securities. The Company has not recognized any losses from credit risks on such accounts during any of the periods presented. The Company believes it is not exposed to significant credit risk on its cash, cash equivalents and available for sale securities.

Property and Equipment, Net

Property and equipment, net, which consists mainly of office equipment and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally three to seven years, using the straight-line method.

Deferred Offering Costs

The Company capitalizes certain legal and other third-party fees that are directly associated with in process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering. There were no deferred offering costs as of December 31, 2019. Deferred offering costs amounted to $2.1 million as of December 31, 2018 and was recorded as a component of other assets on the consolidated balance sheets.

Leases

In accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as adopted on January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in the balance sheet as right-of-use assets and operating lease liabilities at the present value of the lease payments calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily available. The Company records rent expense on a straight-line basis over the term of the lease.

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

Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet a more-likely-than-not threshold. For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is subject to taxation in the United States and California, Ireland and Luxembourg. As of December 31, 2019, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized NOLs and tax credits.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the remaining service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company accounts for forfeitures as they occur.

All share-based compensation costs are recorded in the statements of operations based upon the underlying employees or non-employee’s roles within the Company.

Foreign Currency

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximate the rates in effect at the transaction dates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss).  Foreign exchange transaction gains and losses are included in other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.

Recent Accounting Pronouncements—To Be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company has evaluated ASU 2016-13 and determined that the adoption of the new standard will not have a material impact on the Company's consolidated financial statements or related financial statement disclosures.

Recently Adopted Accounting Pronouncements

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASC 842”), as of January 1, 2019, using the optional transition method. The optional transition method provides a method for recording existing leases at adoption and a cumulative catch up adjustment on January 1, 2019 for any differences between ASC 842 and the legacy guidance provided in ASC 840, Leases that would have impacted our income statement. No retrospective restatements are required under the optional transition method. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. The Company also applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months and elected to not separate lease and non-lease components for its long-term leases.

Adoption of the new standard resulted in the recording of additional operating lease right-of-use assets and operating lease liabilities of approximately $12.5 million and $13.2 million, respectively, as of January 1, 2019. The difference between the operating lease right-of-use assets and lease liabilities are due to accrued deferred rent and unamortized lease incentives.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, with early adoption permitted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The Company early adopted this standard as of October 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2019	2018	2017
Shares issuable upon conversion of Series Seed Convertible Preferred Stock	—	4,444,444	—
Shares issuable upon conversion of Series A Convertible Preferred Stock	—	10,158,710	—
Shares issuable upon conversion of Series B Convertible Preferred Stock	—	15,890,306	—
Shares issuable upon exercise of stock options	8,538,060	5,107,329	—
Non-vested shares under restricted stock grants	4,648,526	7,482,032	1,305,421

Note 3—Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018
Accrued compensation	$9,282	$4,102
Operating lease liabilities, current	2,354	—
Accrued in process research and development	1,600	—
Accrued consulting fees	1,337	665
Accrued other	1,126	769
Accrued legal fees	837	1,310
Accrued accounting fees	173	722
Total accrued expenses	$16,709	$7,568

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

The Company classifies its cash equivalents and available-for-sale investments within Level 1 or Level 2. The fair value of the Company’s investment grade corporate debt securities and commercial paper is determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy for assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at End of Period Using:
		Quoted Market	Significant	Significant
		Prices for	Other Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2019
Money market funds	$82,125	$82,125	$—	$—
U.S. Treasury and agency securities	91,717	91,717	—	—
Commercial paper	37,411	—	37,411	—
Corporate debt securities	156,277	—	156,277	—
As of December 31, 2018
Money market funds	$17,295	$17,295	$—	$—
U.S. Treasury securities	123,439	123,439	—	—

Fair Value of Other Financial Instruments

As of December 31, 2019 and December 31, 2018, the carrying amounts of the Company’s financial instruments, which include cash, interest and securities receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.

Interest receivable as of December 31, 2019 and December 31, 2018 was $1.5 million and $0.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets. Securities receivable reflect the timing differences of maturities or settlements of investments and the ultimate reinvestment of such amounts.

The Company believes that its Credit Facility bears interest at a rate that approximates prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of the Credit Facility approximates fair value. The Company estimates the fair value of long-term debt utilizing an income approach. The Company uses a present value calculation to discount principal and interest payments and the final maturity payment on these liabilities using a discounted cash flow model based on observable inputs. The debt instrument is then discounted based on what the current market rates would be as of the reporting date. Based on the assumptions used to value these liabilities at fair value, the debt instrument is categorized as Level 2 in the fair value hierarchy.

Available for Sale Investments

The Company invests its excess cash in U.S. Treasury and agency securities and debt instruments of corporations and commercial obligations, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables above.  The Company evaluates securities with unrealized losses to determine whether such losses, if any, are other than temporary. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of December 31, 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
Marketable securities
U.S. Treasury and agency securities	$77,993	$57	$—	$78,050
Commercial paper	32,413	—	—	32,413
Corporate debt securities	156,059	238	(20)	156,277
Total marketable securities	$266,465	$295	$(20)	$266,740

As of December 31, 2019, the Company classified $18.7 million of assets with original maturities of 90 days or less as cash equivalents. None of the investments have been in a gross unrealized loss for a period greater than 12 months. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. Further, based on its evaluation, the Company determined that unrealized losses were not other-than-temporary as of December 31, 2019.

Contractual maturities of available-for-sale debt securities, as of December 31, 2019, were as follows (in thousands):

Estimated
Fair Value
Due within one year	$237,449
One to two years	29,291
Total	$266,740

The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying consolidated balance sheets.

Note 5—Long-term Debt

On May 2, 2019, the Company entered into the Credit Facility described in Note 1, pursuant to which the Lenders agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The second tranche is available no earlier than February 1, 2020 and no later than July 31, 2020.  The third tranche is available no earlier than May 1, 2020 and no later than October 31, 2020.  The fourth tranche is available no earlier than February 1, 2021 and no later than July 31, 2021. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property, and includes affirmative and negative covenants applicable to the Company.

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

The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.  The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of December 31, 2019, the Company was in compliance with these covenants.

The Credit Facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 3.0% and would provide MidCap, as agent, with the right to exercise remedies against the

Company and/or certain of its subsidiaries, and the collateral securing the Credit Facility, including foreclosure against the properties securing the credit facilities, including cash.  These events of default include, among other things, failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, insolvency or the occurrence of insolvency events, the occurrence of a change in control, the occurrence of certain U.S. Food and Drug Administration (“FDA”) and regulatory events, failure to remain registered with the SEC and listed for trading on Nasdaq, the occurrence of a material adverse change, the occurrence of a default under a material agreement reasonably expected to result in a material adverse change, the occurrence of certain defaults under certain other indebtedness in an amount greater than $2,500,000 and the occurrence of certain defaults under subordinated indebtedness and convertible indebtedness.

Long-term debt as of December 31, 2019 consisted of the following (in thousands):

December 31, 2019
Term loan	$30,000
Debt discount and issuance costs	(1,541)
Long-term debt	$28,459

The scheduled future minimum principal payments are as follows (in thousands):

December 31, 2019
2020	—
2021	5,833
2022	10,000
2023	10,000
2024	4,167
Total	$30,000

Note 6—Convertible Note Financing

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

Note 7—License and Asset Acquisitions

The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s consolidated statement of operations for the years ended December 31, 2019, 2018, and 2017.

The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is resolved.

License from Pulmokine, Inc. (GB002)

On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize GB002 and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The

Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment in the year ended December 31, 2017, recorded as IPR&D of $5.5 million. As of December 31, 2019, no milestones had been accrued as the underlying contingencies had not yet been resolved.

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

License from Aerpio Pharmaceuticals, Inc. (GB004)

On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is obligated to make future development and regulatory milestone payments of up to $55.0 million, commercial milestone payments of up to $85.0 million and sales milestone payments of up to $260.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from a high single-digit to mid-teens, subject to certain customary reductions. The Company made an upfront payment of $20.0 million, which represented the purchase consideration for an asset acquisition. As of December 31, 2019, no milestones had been accrued as the underlying contingencies had not yet been resolved.

Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)

On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make future regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. The Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of December 31, 2019, no other milestones had been accrued as the underlying contingencies had not yet been resolved.

The Company recorded the following IPR&D expense on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2019	2018	2017
GB002	$—	$—	$5,500
GB001	—	19,148	—
GB004	—	20,000	—
GB1275	1,000	7,501	—
Other preclinical programs	2,600	3,010	—
Total in process research and development	$3,600	$49,659	$5,500

Note 8—Income Taxes

The amount of net loss before taxes for the years ended December 31, 2019, 2018, and 2017 is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
U.S. loss before taxes	$138,342	$116,920	$6,771
Foreign loss before taxes	41,965	30,049	—
Loss before income taxes	180,307	146,969	6,771

A reconciliation of income tax expense for the years ended December 31, 2019, 2018, and 2017 is as follows:

December 31,
	2019	2018	2017
(in thousands)
Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total current income tax expense	—	—	—

Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
Total deferred income tax expense	—	—	—
Total income tax expense	$—	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019, 2018 and 2017 are shown below. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2019 was an increase of $41.0 million.

	December 31,
	2019	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses	$43,626	$14,442	$306
Tax credits, net	9,196	1,131	—
Amortization	6,597	6,267	1,588
Lease liability	2,329	—	—
Accrued compensation	1,476	834	—
Stock-based compensation	1,388	—	1
Other	383	154	—
Total gross deferred tax assets	64,995	22,828	1,895

Deferred tax liabilities:
Right of use asset	(2,164)	—	—
Property, plant and equipment	(57)	(16)	—
Stock-based compensation	—	(1,057)	—
Total gross deferred tax liabilities	(2,221)	(1,073)	—

Valuation allowance	(62,774)	(21,755)	(1,895)
Net deferred tax asset	$—	$—	$—

At December 31, 2019, the Company has federal and California net operating losses (“NOL”) carryforwards of approximately $175.8 million and $1.1 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2034. The federal NOL generated after 2017 of $172.9 million can be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. The California NOL carryforwards begin to expire in 2036. At December 31, 2019, the Company has Irish NOL carryforwards of approximately $53.0 million. The Irish NOL can be carried forward indefinitely.

At December 31, 2019, the Company also has orphan drug credit and federal research tax credit carryforwards of approximately $9.6 million and California research tax credits of $2.7 million. The federal research tax credit carryforwards begin to expire in 2038 and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2019	2018	2017
Federal statutory income tax rate	21.00%	21.00%	34.00%
State income taxes, net of federal benefit	—%	—%	5.73%
Change in valuation allowance	(22.12%)	(13.17%)	(27.97%)
Change in tax law	—%	—%	(11.85%)
Research and experimentation credits	3.81%	0.77%	—%
Foreign rate differential	(1.84%)	(1.74%)	—%
Stock-based compensation	—%	(2.60%)	—%
In process research and development	—%	(3.92%)	—%
Other	(0.85%)	(0.34%)	0.09%
Provision for income taxes	—%	—%	—%

The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax respectively. In general, an ownership change as defined by Section 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. As of December 31, 2019, the Company completed a Section 382 and 383 analysis regarding the limitation of NOL and credit carryforwards. In connection with the Company’s IPO in February 2019, the Company experienced an ownership change for the purposes of Section 382 and 383 of the Code. The ownership change did not result in the forfeiture of any NOLs or credits generated prior to this date. Consequently, the Company’s federal and state NOLs and tax credits generated through February 2019 will be subject to annual limitations. If a change in ownership occurs in the future, the NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

The Company files income tax returns in the United States, California, Ireland, and Luxembourg. Due to the Company’s unutilized NOLs and credits, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2019, 2018, or 2017, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

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

As a result of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2017 by $0.8 million. Due to the Company's full valuation allowance position, there was no net impact on the Company’s income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2019, 2018, and 2017, excluding interest and penalties, is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of the year	$408	$—	$—
Increase related to current year positions	2,346	408	—
Balance at the end of the year	$2,754	$408	$—

Included in the balance of unrecognized tax benefits at December 31, 2019 is $2.6 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.

Note 9—Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Convertible Preferred Stock

Series Seed Convertible Preferred Stock

On January 4, 2018, the Company issued an aggregate of 20,000,000 shares of Series Seed Convertible Preferred Stock in connection with the merger agreement with AA Biopharma Inc. (See Note 7).

Series A Convertible Preferred Stock

In January and March 2018, the Company issued an aggregate of 45,714,286 shares of Series A Convertible Preferred Stock at $1.75 per share for approximately $73.9 million in cash and the conversion of approximately $6.1 million in principal and accrued interest under the Note (See Note 6).

Series B Convertible Preferred Stock

On July 20, 2018, the Company issued an aggregate of 71,506,513 shares of Series B Convertible Preferred Stock at $3.2167 per share for approximately $230.0 million in gross proceeds.

The Series Convertible Preferred Stock was classified outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. In connection with the Company’s IPO, the outstanding shares of the Company’s Series Seed, Series A, and Series B Convertible Preferred Stock automatically converted into 30,493,460 shares of common stock.

Common Stock

On December 3, 2015, the Company issued 9,160,888 shares of common stock as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of approximately $4,100 (the “Founders’ Equity”). On January 4, 2018, incremental vesting conditions were placed on the previously issued founder shares. Fifty percent of the previously issued founder shares vested on January 4, 2018, and the remaining founder shares are subject to vesting restrictions over a period of five years.

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

Shares of Common Stock Subject to Repurchase

In November 2017, in connection with the issuance of the Series A Convertible Preferred Stock, certain employees entered into stock restriction agreements, whereby 1,305,421 shares are subject to forfeiture by the Company upon the stockholder’s termination of employment or service to the Company. In January 2018, the Company’s founders entered into stock restriction agreements, whereby 4,580,444 of previously unrestricted shares of common stock were subject to service vesting conditions. These shares are also subject to forfeiture by the Company upon the stockholders’ termination of employment or service to the Company. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. For the years ended December 31, 2019, 2018 and 2017, 4,648,526 shares, 7,482,032 shares and 1,305,421 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.

Note 10—Equity Incentive Plans

Approval of the 2019 Equity Incentive Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2019, an aggregate of 1,751,485 shares of common stock were available for issuance under the 2019 Plan and 4,003,040 shares of common stock were subject to outstanding options under the 2019 Plan.

Approval of the 2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2019, an aggregate of 700,000 shares of common stock were available for issuance under the ESPP.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of December 31, 2019, 4,535,020 shares of common stock were subject to outstanding options under the 2017 Plan, and 561,868 shares of restricted stock awards granted under the 2017 plan were unvested.

Fair Value of Stock Option Awards

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, prior to the IPO on February 12, 2019, was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following assumptions were used to estimate the fair value of stock option awards granted to employees under the Company’s equity incentive plans and the shares purchasable under the ESPP during the periods presented:

Year Ended December 31,
	2019	2018	2017
Employee Stock Options
Expected term (in years)	4.6 - 6.1	5.3 - 6.1	N/A
Risk-free interest rate	1.38% - 2.58%	2.65% - 2.96%	N/A
Volatility	70.25% - 86.92%	69.13% - 77.62%	N/A
Dividend yield	–	–	N/A

Employee Stock Purchase Plan
Expected term (in years)	0.49 - 1.99	N/A	N/A
Risk-free interest rate	1.46% - 1.87%	N/A	N/A
Volatility	72.08% - 78.70%	N/A	N/A
Dividend yield	–	N/A	N/A

Stock Options

The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2017	—	—	—	$—
Options granted	5,143,551	$7.49
Option exercised	—	$—
Options forfeited/cancelled	(36,222)	$4.85
Outstanding as of December 31, 2018	5,107,329	$7.51	9.7	$16,343
Options granted	4,194,624	$20.11
Option exercised	(419,593)	$4.87
Options forfeited/cancelled	(344,300)	$11.64
Outstanding as of December 31, 2019	8,538,060	$13.67	9.0	$35,385
Options vested and exercisable as of December 31, 2019	1,215,471	$7.25	8.7	$10,183

No stock options were granted for the year ended December 31, 2017.

The weighted-average grant date fair value per share for the stock options granted during the year ended December 31, 2019 and 2018 was $13.17 and $4.87, respectively.

The aggregate fair value of stock options that vested during the years ended December 31, 2019 and 2018 was $7.2 million and   $0.1 million, respectively.

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2019 was $6.9 million.  There were no stock options exercised during the year ended December 31, 2018.

At December 31, 2019, the total unrecognized compensation related to unvested stock option awards granted was $61.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

Restricted Stock

The summary of the Company’s restricted stock activity during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Nonvested at December 31, 2016	—	$—
Granted	1,305,421	0.09
Nonvested at December 31, 2017	1,305,421	$0.09
Granted	8,673,584	5.53
Vested	(2,369,696)	7.58
Forfeited	(127,277)	0.09
Nonvested at December 31, 2018	7,482,032	$4.01
Granted	—	—
Vested	(2,833,506)	4.05
Forfeited	—	—
Nonvested at December 31, 2019	4,648,526	$3.98

At December 31, 2019, the total unrecognized compensation related to unvested restricted stock awards granted was $13.5 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Research and development	$10,227	$679	$17
General and administrative	10,592	30,268	15
Total stock-based compensation	$20,819	$30,947	$32

As of December 31, 2019, total unrecognized compensation expense related to the ESPP was $1.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.1 years.

Note 11—Property and Equipment, Net

The Company’s property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2019	December 31, 2018
Office equipment	3-7	$1,097	$918
Computer equipment	5	124	15
Software	3	87	50
Lab equipment	2-5	3,054	1,070
Leasehold improvements	6-7	2,229	1,243
Construction in process	N/A	48	194
Total property and equipment		6,639	3,490
Less: accumulated depreciation		1,214	297
Property and equipment, net		$5,425	$3,193

Depreciation expense for the years ended December 31, 2019 and December 31, 2018 was approximately $0.9 million and $0.3 million, respectively, and was recorded in general and administrative expense in the Consolidated Statements of Operations. No depreciation expense was recorded for the year ended December 31, 2017.

Note 12—Commitments and Contingencies

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

In November 2019, the Company entered into an additional non-cancelable lease agreement for certain office and laboratory space (the “permanent space”) in San Diego, California, commencing on May 1, 2020 and expiring on December 31, 2021. The lease agreement includes a lease for temporary space commencing on January 1, 2020 and expiring on the commencement date of the lease of the permanent space. The monthly base rent for the permanent and temporary space is $63,425 and $28,745, respectively. The lease agreement included an option to extend the term of the permanent space for twelve months. The option to extend must be exercised nine months prior to the termination of the original lease agreement. The period covered by the option was not included in the non-cancellable lease term as it not was not determined to be reasonably certain to be executed. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to an annual 3% increase each subsequent year.

Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 4.0 years.

Lease costs were comprised of the following (in thousands):

Year ended December 31, 2019
Operating lease cost	$3,011
Short-term lease cost	133
Total lease cost	$3,144

Cash paid for amounts included in the measurement of operating lease liabilities for the year ended December 31, 2019 was $3.0 million.

Gross future minimum annual rental commitments as of December 31, 2019, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2020	3,038
2021	3,127
2022	3,220
2023	1,694
2024	1,745
Total undiscounted rent payments	$12,824

Present value discount	(1,733)
Present value	$11,091
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	$2,354
Noncurrent operating lease liabilities	8,737
Total operating lease liability	$11,091

Future minimum payments under the non-cancelable operating lease as of December 31, 2018 were as follows (in thousands):

Years ending December 31,
2019	2,944
2020	3,035
2021	3,123
2022	3,216
2023	1,690
Thereafter	1,741
$15,749

For the years ended December 31, 2019 and December 31, 2018, the Company recorded approximately $3.1 million and $1.5 million, respectively, in rent expense. The sublease did not commence until January 15, 2018, therefore there was no rent expense for the year ended December 31, 2017.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 13—Selected Quarterly Financial Information (Unaudited)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2019 and 2018 (unaudited, in thousands, except for per share data):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating loss	(34,017)	(46,349)	(49,986)	(55,787)
Net loss	(32,611)	(44,498)	(48,500)	(54,698)
Per common share:
Loss per share, basic and diluted	(0.90)	(0.74)	(0.80)	(0.89)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating loss	(26,126)	(33,036)	(50,024)	(39,807)
Net loss	(26,037)	(32,729)	(49,409)	(38,794)
Per common share:
Loss per share, basic and diluted	(4.31)	(5.52)	(8.03)	(4.92)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2-12-2019	3.1
3.2	Amended and Restated Bylaws.	8-K	2-12-2019	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1-23-2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12-21-2018	4.2
4.3	Description of Securities Registered under Section 12 of the Exchange Act.				X
10.1#	Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12-21-2018	10.1
10.2#	Form of stock option grant notice and stock option agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12-21-2018	10.2
10.3#	Form of restricted stock grant notice and restricted stock agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12-21-2018	10.3
10.4#	Form of Founder restricted stock grant notice and restricted stock agreement.	S-1	12-21-2018	10.4
10.5#	Gossamer Bio, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder.	S-1/A	1-23-2019	10.5
10.6#	Gossamer Bio, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	1-23-2019	10.6
10.7#	Gossamer Bio, Inc. Non-Employee Director Compensation Program.	S-1/A	1-23-2019	10.7
10.8#	Employment Letter, dated January 4, 2018, by and between Sheila Gujrathi, M.D. and the Registrant.	S-1	12-21-2018	10.8
10.9#	Letter Agreement, dated June 3, 2019, by and between Faheem Hasnain and the Registrant	10-Q	8-8-2019	10.2
10.10#	Employment Letter, dated December 4, 2018, by and between Bryan Giraudo and the Registrant.	S-1	12-21-2018	10.10
10.11#	Employment Letter, dated December 4, 2018, by and between Christian Waage and the Registrant.	S-1	12-21-2018	10.11
10.12#	Employment Letter, dated December 4, 2018, by and between Jakob Dupont, M.D. and the Registrant.	S-1	12-21-2018	10.12
10.13#	Employment Letter, dated December 4, 2018, by and between Luisa Salter-Cid, Ph.D. and the Registrant.	S-1	12-21-2018	10.13
10.14#	Form of Indemnification Agreement.	S-1	12-21-2018	10.14
10.15	Sublease Agreement, dated December 29, 2017, by and between The Medicines Company and the Registrant.	S-1	12-21-2018	10.15
10.16	First Amendment to Sublease Agreement, dated August 24, 2018, by and between The Medicines Company and the Registrant.	S-1	12-21-2018	10.16
10.17†	Exclusive License Agreement, dated October 2, 2017, by and between GB002, Inc., the Registrant and Pulmokine, Inc.	S-1	12-21-2018	10.17
10.18†	License Agreement, dated June 24, 2018, by and between Aerpio Pharmaceuticals, Inc. and GB004, Inc.	S-1	12-21-2018	10.17
10.19	Credit, Guaranty and Security Agreement, dated May 2, 2019, by and among GB001, Inc., as Borrower, Gossamer Bio, Inc., as Guarantor, MidCap Financial Trust, as Agent and Lender, and the additional lenders from time to time party thereto.	8-K	5-3-2019	10.1
10.20	First Amendment to Credit, Guaranty and Security Agreement, dated September 18, 2019, by and among GB001, Inc., as borrower, the Registrant, as guarantor, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as Lender, and the additional lenders from time to time party thereto.	10-Q	11-12-2019	10.1
21.1	List of Subsidiaries of the Registrant.				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for certain information contained in this Exhibit. Such information has been omitted and filed separately with the SEC.
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

GOSSAMER BIO, INC.

By:	/s/ Sheila Gujrathi
Sheila Gujrathi, M.D.
President and Chief Executive Officer

Date	March 24, 2020

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheila Gujrathi Sheila Gujrathi, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2020

/s/ Bryan Giraudo Bryan Giraudo	Chief Financial Officer (principal financial and accounting officer)	March 24, 2020

/s/ Faheem Hasnain Faheem Hasnain	Chairman of the Board of Directors	March 24, 2020

/s/ Joshua H. Bilenker Joshua H. Bilenker, M.D.	Director	March 24, 2020

/s/ Kristina Burow Kristina Burow	Director	March 24, 2020

/s/ Russell Cox Russell Cox	Director	March 24, 2020

/s/ Thomas Daniel, M.D. Thomas Daniel, M.D.	Director	March 24, 2020

/s/ Renée Galá Renée Galá	Director	March 24, 2020