Form 10-Q
period 2020-03-31
Gossamer Bio, Inc.
filed 2020-05-12
CIK 1728117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 66,358,439 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GOSSAMER BIO, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$111,353	$135,089
Marketable securities	234,812	266,740
Prepaid expenses and other current assets	9,273	7,488
Total current assets	355,438	409,317
Property and equipment, net	5,669	5,425
Operating lease right-of-use assets	9,737	10,303
Other assets	634	1,559
Total assets	$371,478	$426,604
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,602	$956
Accrued research and development expenses	16,797	19,258
Accrued expenses and other current liabilities	8,963	16,709
Total current liabilities	28,362	36,923
Long-term debt	28,548	28,459
Operating lease liabilities - long-term	8,105	8,737
Total liabilities	65,015	74,119
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 66,338,201 shares issued and 62,094,312 shares outstanding as of March 31, 2020, and 66,284,003 shares issued and 61,635,477 shares outstanding as of December 31, 2019	7	7
Additional paid-in capital	695,205	686,390
Accumulated deficit	(388,244)	(334,170)
Accumulated other comprehensive income (loss)	(505)	258
Total stockholders' equity	306,463	352,485
Total liabilities and stockholders' equity	$371,478	$426,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended March 31,
	2020	2019
Operating expenses:
Research and development	$41,414	$24,983
In process research and development	2,805	1,000
General and administrative	10,748	8,034
Total operating expenses	54,967	34,017
Loss from operations	(54,967)	(34,017)
Other income, net	893	1,406
Net loss	$(54,074)	$(32,611)
Other comprehensive income:
Foreign currency translation, net of tax	(87)	—
Unrealized gain (loss) on marketable securities, net of tax	(676)	140
Other comprehensive income (loss)	(763)	140
Comprehensive loss	(54,837)	(32,471)
Net loss per share, basic and diluted	$(0.87)	$(0.90)
Weighted average common shares outstanding, basic and diluted	61,890,323	36,317,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance as of December 31, 2019	—	$—	—	$—	—	$—	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	-	—	—	4,309	—	15	—	—	15
Stock-based compensation	—	—	—	—	—	—	—	—	8,244	—	—	8,244
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	49,889	—	556	—	—	556
Net loss	—	—	—	—	—	—	—	—	—	(54,074)	—	(54,074)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(763)	(763)
Balance as of March 31, 2020	—	$—	—	$—	—	$—	62,094,312	$7	$695,205	$(388,244)	$(505)	$306,463

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,342	—	—	291,344
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	1,619,592	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	27,500	—	3,089	—	—	3,089
Net loss	—	—	—	—	—	—	—	—	—	(32,611)	—	(32,611)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	140	140
Balance as of March 31, 2019	—	$—	—	$—	—	$—	60,029,470	$7	$666,648	$(186,474)	$79	$480,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(54,074)	$(32,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329	169
Stock-based compensation expense	8,244	3,089
In process research and development expenses	2,805	1,000
Amortization of operating lease right-of-use assets	566	565
Amortization of long-term debt discount and issuance costs	89	—
Amortization of premium on investments, net of accretion of discounts	(65)	—
Net realized gain on investments	(39)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,785)	(3,472)
Other assets	925	2,144
Operating lease liabilities	(566)	(504)
Accounts payable	1,609	2,132
Accrued expenses	(2,239)	(789)
Accrued research and development expenses	(2,461)	2,072
Accrued compensation and benefits	(5,633)	(1,569)
Net cash used in operating activities	(52,295)	(27,774)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(2,805)	(1,000)
Purchase of marketable securities	(73,778)	(222,295)
Maturities of marketable securities	89,083	20,000
Sales of marketable securities	16,051	5,500
Purchase of property and equipment	(513)	(347)
Net cash provided by (used in) investing activities	28,038	(198,142)
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	—	291,273
Purchase of shares pursuant to Employee Stock Purchase Plan	556	—
Proceeds from the exercise of stock options	15	71
Net cash provided by financing activities	571	291,344
Effect of exchange rate changes on cash and cash equivalents	(50)	—
Net increase (decrease) in cash and cash equivalents	(23,686)	65,428
Cash and cash equivalents, at the beginning of the period	135,089	105,419
Cash and cash equivalents, at the end of the period	$111,353	$170,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$618	$—

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$12,458
Change in unrealized gain (loss) on marketable securities, net of tax	$(676)	$140
Unpaid property and equipment	$60	$739
Conversion of convertible preferred stock to common stock	$—	$338,367

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

Liquidity and Capital Resources

The Company has incurred significant operating losses since its inception. As of March 31, 2020, the Company had an accumulated deficit of $388.2 million. From the Company’s inception through March 31, 2020, the Company has funded its operations primarily through equity financings, including the Company’s IPO which closed on February 12, 2019. The Company raised $601.3 million from October 2017 through February 2019 through Series A and Series B Convertible Preferred Stock financings, a convertible note financing, and the IPO, after deducting underwriting discounts, commissions, and offering expenses. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc. On May 2, 2019 the Company, as guarantor, and its wholly-owned subsidiary GB001, Inc., as borrower, entered into a credit, guaranty and security agreement, as amended on September 18, 2019 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date. Under the Credit Facility, the Company has the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. As of March 31, 2020, no other tranches under the Credit Facility have been drawn. See Note 5 for additional information regarding the Credit Facility.

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

COVID-19

The COVID-19 outbreak has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.  A prolonged outbreak could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, due to the challenges of enrolling patients posed by the COVID-19 pandemic, the Company may experience delays in the commencement of and enrollment of patients in its planned Phase 2 clinical trial of GB002 in pulmonary arterial hypertension and planned Phase 2 clinical trial of GB004 in ulcerative colitis, as well as delays in reporting data results from its ongoing trials.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2020. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2019, has been derived from the audited financial statements at that date.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or related financial statement disclosures.

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share excludes the potential impact of the Company’s common stock options and unvested shares of restricted stock because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of March 31,
	2020	2019
Shares issuable upon exercise of stock options	10,192,073	7,469,973
Non-vested shares under restricted stock grants	5,395,550	5,862,440

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2020	December 31, 2019
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	131	124
Software	3	87	87
Lab equipment	2-5	3,614	3,054
Leasehold improvements	6-7	2,267	2,229
Construction in process	N/A	16	48
Total property and equipment		7,212	6,639
Less: accumulated depreciation		1,543	1,214
Property and equipment, net		$5,669	$5,425

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2020	December 31, 2019
Accrued compensation	$4,205	$9,282
Operating lease liabilities, current	2,418	2,354
Accrued in process research and development	—	1,600
Accrued professional service fees	1,800	2,347
Accrued other	540	1,126
Total accrued expenses	$8,963	$16,709

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at End of Period Using:
		Quoted Market	Significant	Significant
		Prices for	Other Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2020
Money market funds	$31,488	$31,488	$—	$—
U.S. Treasury and agency securities	25,700	25,700	—	—
Commercial paper	71,961	—	71,961	—
Corporate debt securities	153,121	—	153,121	—
As of December 31, 2019
Money market funds	$82,125	$82,125	$—	$—
U.S. Treasury and agency securities	91,717	91,717	—	—
Commercial paper	37,411	—	37,411	—
Corporate debt securities	156,277	—	156,277	—

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

Fair Value of Other Financial Instruments

As of March 31, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, which include cash, interest receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.

Interest receivable as of March 31, 2020 and December 31, 2019, was $1.3 million and $1.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

Available for Sale Investments

The Company invests its excess cash in U.S. Treasury and agency securities and debt instruments of corporations and commercial obligations, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables above.  The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company does not generally intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of March 31, 2020 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
Marketable securities
U.S. Treasury and agency securities	$25,629	$71	$—	$25,700
Commercial paper	55,991	—	—	55,991
Corporate debt securities	153,592	103	(574)	153,121
Total marketable securities	$235,212	$174	$(574)	$234,812

As of March 31, 2020, the Company classified $16.0 million of assets with original maturities of 90 days or less as cash equivalents. At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2020, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.

Contractual maturities of available-for-sale debt securities, as of March 31, 2020, were as follows (in thousands):

Estimated
Fair Value
Due within one year	$203,072
One to two years	31,740
Total	$234,812

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

The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.  The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of March 31, 2020, the Company was in compliance with these covenants.

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

Long-term debt as of March 31, 2020 consisted of the following (in thousands):

March 31, 2020
Term loan	$30,000
Debt discount and issuance costs	(1,452)
Long-term debt	$28,548

The scheduled future minimum principal payments are as follows (in thousands)

March 31, 2020
2020 (remaining 9 months)	—
2021	5,833
2022	10,000
2023	10,000
2024	4,167
Total	$30,000

6. Licenses, Asset Acquisitions and Contingent Consideration

The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2020.

The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.

License from Pulmokine, Inc. (GB002)

On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize GB002 and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. As of March 31, 2020, no milestones had been accrued as the underlying contingencies had not yet been met.

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

License from Aerpio Pharmaceuticals, Inc. (GB004)

On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. On May 11, 2020, the Company entered into an amendment to the license agreement with Aerpio pursuant to which the Company made an upfront payment of $15.0 million to Aerpio for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aerpio retains its twenty percent (20.0%) participation right on a disposition of GB004. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. As of March 31, 2020, no milestones had been accrued as the underlying contingencies had not yet been met.

Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)

On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. (“Adhaere”) pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. In September 2018, the Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of March 31, 2020, no other milestones had been accrued as the underlying contingencies had not yet been met.

The Company recorded the following IPR&D expense on the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2020	2019
GB001	$—	$—
GB004	—	—
GB1275	—	—
Other Programs	2,805	1,000
Total in process research and development	$2,805	$1,000

7. Stockholders’ Equity

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

Shares of Common Stock Subject to Repurchase

In November 2017, in connection with the issuance of the Series A Convertible Preferred Stock, certain employees entered into stock restriction agreements, whereby 1,305,427 shares are subject to forfeiture by the Company upon the stockholder’s termination of employment or service to the Company. In January 2018, the Company’s founders entered into stock restriction agreements, whereby 4,580,444 of previously unrestricted shares of common stock were subject to service vesting conditions. These shares are also subject to forfeiture by the Company upon the stockholders’ termination of employment or service to the Company. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of March 31, 2020 and December 31, 2019, 4,243,889 and 4,648,526 shares of common stock were subject to repurchase by the Company, respectively. The unvested stock liability related to these awards is immaterial to all periods presented.

8. Equity Incentive Plans

Approval of the 2019 Equity Incentive Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2020, an aggregate of 2,232,426 shares of common stock were available for issuance under the 2019 Plan and 6,836,299 shares of common stock were subject to outstanding awards under the 2019 Plan.

Approval of the 2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2020, 49,889 shares were issued pursuant to the ESPP. As of March 31, 2020, an aggregate of 1,312,951 shares of common stock were available for issuance under the ESPP.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of March 31, 2020, 4,507,435 shares of common stock were subject to outstanding options under the 2017 Plan, and 488,580 shares of restricted stock awards granted under the 2017 plan were unvested.

Stock Options

The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company, prior to the closing of its IPO on February 12, 2019, was a private company and lacked company-specific historical and implied volatility information. Therefore, it estimated its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table summarizes stock option activity during the three months ended March 31, 2020:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2019	8,538,060	$13.67	9.0	$35,385
Options granted	1,725,222	$14.55
Option exercised	(4,309)	$3.38
Options forfeited/cancelled	(66,900)	$15.50
Outstanding as of March 31, 2020	10,192,073	$13.81	9.0	$12,052
Options vested and exercisable as of March 31, 2020	2,146,119	$11.38	8.6	$4,843

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2020 and the exercise price of the stock options.

The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2020 was $10.42.

The aggregate fair value of stock options that vested during the three months ended March 31, 2020 was $10.3 million.

Restricted Stock

The summary of the Company’s restricted stock activity is as follows:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Nonvested at December 31, 2019	4,648,526	$3.98
Granted	1,151,661	$11.98
Vested	(404,637)	$3.71
Forfeited	—	—
Nonvested at March 31, 2020	5,395,550	$5.71

At March 31, 2020, the total unrecognized compensation related to unvested restricted stock awards granted was $25.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Research and development	$4,586	$1,293
General and administrative	3,658	1,796
Total stock-based compensation	$8,244	$3,089

At March 31, 2020, the total unrecognized compensation related to unvested stock option awards granted was $72.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.

As of March 31, 2020, total unrecognized compensation expense related to the ESPP was $2.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.

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

Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted-average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 4.0 years.

Lease costs were comprised of the following (in thousands):

Three months ended March 31, 2020
Operating lease cost	$753
Short-term lease cost	22
Total lease cost	$775

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2020 was $0.8 million.

Gross future minimum annual rental commitments as of March 31, 2020, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2020 (remaining 9 months)	2,285
2021	3,127
2022	3,220
2023	1,694
2024	1,745
Total undiscounted rent payments	$12,071

Present value discount	(1,548)
Present value	$10,523
Current portion of operating lease liability (included as a component of accrued expenses)	$2,418
Noncurrent operating lease liabilities	8,105
Total operating lease liability	$10,523

For the three months ended March 31, 2020 the Company recorded approximately $0.8 million, in rent expense.

Litigation

Kuhne vs. Gossamer Bio, Inc., et. al.

On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-MDD).  The complaint was filed on behalf of all persons who purchased or otherwise acquired the Company’s securities between February 8, 2019 and December 13, 2019.  The complaint alleges that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief.  The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

10. Subsequent Events

On May 11, 2020, the Company entered into an amendment to the license agreement with Aerpio pursuant to which the Company made an upfront payment of $15.0 million to Aerpio for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The royalties on worldwide net sales now range from a low- to mid-single digit percentage of net sales. The Company continues to be responsible for the remaining development, regulatory, and commercialization expenses for GB004, and Aerpio’s 20.0% participation right on a disposition of GB004 remains.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 24, 2020.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategy, the impact of the COVID-19 pandemic, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, clinical developments and future results of product development programs, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 24, 2020. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class programs. We currently have four clinical-stage product candidates, in addition to multiple preclinical programs. We have completed enrollment for the LEDA Phase 2b clinical trial for our most advanced product candidate, GB001, in moderate-to-severe eosinophilic asthma. In the second quarter of 2020, we completed a pre-specified interim analysis after approximately two thirds of trial participants completed or withdrew from the study, and we commenced preliminary Phase 3 planning and supportive activities. Topline results from the study are expected in the second half of 2020. We have completed enrollment for our TITAN Phase 2 proof-of-concept clinical trial of GB001 in patients with chronic rhinosinusitis, both with and without nasal polyps. Topline results from this trial are expected in the second half of 2020. Additionally, we continue to evaluate the potential of GB001 in other allergic diseases, including chronic spontaneous urticaria and eosinophilic esophagitis. We are developing GB002 for the treatment of pulmonary arterial hypertension, or PAH. We commenced enrolling patients for a Phase 1b clinical trial in PAH in the first quarter of 2020, and because we temporarily paused enrollment as a result of the ongoing COVID-19 viral pandemic, we now expect to report topline results from this trial in the second half of 2020. Subject to developments in the ongoing COVID-19 viral pandemic, we also expect to commence a Phase 2 clinical trial in PAH in the second half of 2020. GB002 has received orphan designation from the FDA and the European Medicines Agency, or EMA, for the treatment of PAH. We are developing GB004 for the treatment of inflammatory bowel disease, including ulcerative colitis, or UC, and Crohn’s disease. In the second quarter of 2020, we announced promising topline Phase 1b clinical trial results in mild-to-moderate UC patients with active disease symptoms and histology. Subject to developments in the ongoing COVID-19 viral pandemic, we expect to commence a Phase 2 trial in UC in the second half of 2020. We are developing GB1275 for the treatment of oncology indications. In the third quarter of

2019, we initiated a Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab or chemotherapy. Initial results from this trial are expected to be presented at the American Society of Oncology Virtual Program in May of 2020. We expect to release updated results from this trial in the second half of 2020. GB1275 has received orphan designation from the FDA and the EMA for the treatment of pancreatic cancer. Our expectations with respect to reporting of topline data and commencement of clinical trials are subject to risks associated with the ongoing COVID-19 pandemic discussed further below.

Recent Developments

GB001

We recently completed a pre-specified interim analysis of the LEDA Phase 2b clinical trial for GB001 in moderate-to-severe eosinophilic asthma. The interim analysis was based on approximately the first two thirds (~320) of patients who completed or withdrew from the study. The Independent Data Monitoring Committee (IDMC) reviewed results from the interim analysis and recommended continuation of the study to its completion without modification. Based on the results of the interim analysis and the IDMC recommendation, we have commenced initial Phase 3 planning and supportive activities in anticipation of completion of the study and final analysis of the study data. The final decision to proceed to Phase 3 will be made on the totality of the final data from the LEDA study, as well as discussions with global regulatory authorities.

GB004

On May 12, 2020, we announced topline results from our Phase 1b study of GB004 in patients with active mild-to-moderate UC. The Phase 1b study was designed to evaluate the safety, tolerability, and pharmacokinetics, or PK, of a 120mg once-daily dose of GB004 in a solution formulation over a 28-day treatment period in UC patients with active disease despite treatment with 5-ASA therapy. In addition, pharmacodynamics and certain outcomes related to clinical activity were studied as exploratory measures. Thirty-four patients were randomized 2:1 to receive either GB004 (n=23) or placebo (n=11).

GB004 was well tolerated during the study with no effects on systemic erythropoietin or vascular endothelial growth factor observed. The most frequent adverse events experienced by patients in the GB004 arm were nausea (22%) and dysgeusia (13%), all of which were mild in severity aside from one case of moderate nausea. All patients completed the study, except for a single patient in the GB004 arm who experienced a serious adverse event of worsening UC, which was deemed by the investigator to be unrelated to study drug.

The gut-targeted PK profile of GB004 was shown with rapid clearance from systemic circulation, minimal systemic accumulation over 28 days of dosing, and multi-fold higher concentrations of drug in the gut as compared to the plasma after eight hours of dosing. Preliminary microarray-based mRNA profiling of epithelial gut biopsies showed increased expression of both TJP1 and CLDN1, genes consistent with enhanced epithelial barrier function, as well as other trends in gene expression associated with HIF-1α stabilization in the GB004 arm relative to the placebo arm. Additionally, initial results from myeloperoxidase staining suggest a reduction in gut epithelial neutrophil activity for GB004 compared to placebo.

While this four-week study was not powered to show differences in clinical outcomes, several encouraging trends related to treatment with GB004 were observed at Day 28. Ten of 23 patients (43%) in the GB004 arm achieved histologic remission in either the sigmoid or rectum compared to 2 of 11 (18%) of patients in the placebo arm. Mucosal healing, defined as the achievement of both histologic remission and endoscopic improvement in the sigmoid or rectum, was observed in 4 of 23 patients (17%) in the GB004 arm compared to 0 of 11 patients in the placebo arm. Favorable trends were also observed in clinical response (6/20 [30%] GB004 vs. 2/11 [18%] placebo) and improvement in the rectal bleeding sub-score (13/21 [62%] GB004 vs. 5/11 [45%] placebo). One patient in the GB004 arm achieved clinical remission; no patients in the placebo arm achieved clinical remission.

We also recently completed a successful Phase 1 clinical study in healthy volunteers to support the selection of a tablet formulation to be used in future clinical studies of GB004. In the study, the tablet formulation showed improved tolerability compared to solution at higher doses.

In May 2020, we entered into an amendment to our license agreement with Aerpio Pharmaceuticals, Inc., or Aerpio, pursuant to which we in-licensed certain rights to GB004.  Under the amendment agreement, we paid Aerpio a $15 million upfront payment, all development milestones were obviated, total remaining milestones were reduced from $400 million to $90 million ($40 million and $50 million of which relate to approval and sales milestones, respectively),  and royalties on worldwide net sales now range from a low- to mid-single digit percentage of net sales. Aerpio retains its 20.0% participation right on a disposition of GB004. We continue to be responsible for the remaining development, regulatory, and commercialization expenses for GB004.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity financings. We raised $631.3 million from October 2017 through May 2019 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, and proceeds from our credit facility. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of March 31, 2020, we had $346.2 million in cash, cash equivalents and marketable securities.

On February 12, 2019, we closed our IPO and the underwriters in the IPO purchased 19,837,500 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were $291.3 million, after deducting underwriting discounts and commissions and estimated offering costs.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2020 and 2019, our net loss was $54.1 million and $32.6 million, respectively. As of March 31, 2020, we had an accumulated deficit of $388.2 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including GB002, GB004 and GB1275. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

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

COVID-19 pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees. In addition, for our ongoing trial of GB001, we have implemented virtual study visits, direct-to-patient drug supply and remote monitoring. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including for GB001 and GB1275, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have delayed, such as the pause in enrollment in our Phase 1b clinical trial for GB002 in PAH, and may continue to delay completion of these and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for when we will initiate and how we will enroll our planned Phase 2 clinical trials of GB002 and GB004 are based on an assumption that clinical trial and healthcare activities begin to return to normal and clinical sites reopen by the second half of 2020. In particular with respect to GB002, PAH clinical trial sites are currently closed as PAH patients may be at a higher risk of COVID-19 complications than the general population. Therefore, our assumptions around initiation timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

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

Our clinical development costs may vary significantly based on factors such as:

•	the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays;
•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;

•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	the cost and timing of manufacturing our product candidates;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

In process research and development

In process research and development, or IPR&D, expenses include IPR&D acquired as part of an asset acquisition or in-license for which there is no alternative future use, are expensed as incurred.

IPR&D expenses consist of our upfront payments made to Pulmokine, Inc., in connection with the in-license of GB002, the value of our stock issued to former AA Biopharma Inc. shareholders, in connection with the acquisition of GB001, our upfront payments made to Aerpio Pharmaceuticals, Inc., or Aerpio, in connection with the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition of certain preclinical programs.

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

Other income, net

Other income, net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) interest expense related to our credit facility, and (3) other miscellaneous income (expense).

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2020, there have been no significant changes in our critical accounting policies as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020.

Results of Operations – Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth our selected statements of operations data for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,		2020 vs 2019
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$41,414	$24,983	$16,431
In process research and development	2,805	$1,000	1,805
General and administrative	10,748	8,034	2,714
Total operating expenses	54,967	34,017	20,950
Loss from operations	(54,967)	(34,017)	(20,950)
Other income, net	893	1,406	(513)
Net loss	$(54,074)	$(32,611)	$(21,463)

Operating Expenses

Research and development

Research and development expenses were $41.4 million for the three months ended March 31, 2020, compared to $25.0 million for the three months ended March 31, 2019, for an increase of $16.4 million, which was primarily attributable to an increase of  $3.3 million of costs associated with preclinical studies and clinical trials for GB001, an increase of $2.0 million of costs associated with preclinical studies and clinical trials for GB1275, and an increase of $8.1 million of costs related to personnel and external consultants.

The following table shows our research and development expenses by program for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
GB001	$11,376	$8,114
GB002	7,554	5,449
GB004	3,739	4,438
GB1275	4,345	2,312
Other Programs	3,131	1,473
Unallocated expenses	11,269	3,197
Total research and development	$41,414	$24,983

In process research and development

IPR&D expenses for the three months ended March 31, 2020 was $2.8 million, compared to $1.0 million for the three months ended March 31, 2019, for a decrease of $1.8 million, which was primarily attributable to costs associated with the acquisition of a preclinical program.

General and administrative

General and administrative expenses were $10.7 million for the three months ended March 31, 2020, compared to $8.0 million for the three months ended March 31, 2019, for an increase of $2.7 million, which was primarily attributable to a $1.9 million increase in stock-based compensation costs.

Other income, net

Other income, net was $0.9 million for the three months ended March 31, 2020, compared to $1.4 million for the three months ended March 31, 2019, primarily related to a $0.5 million decrease in investment income earned on our cash, cash equivalents and marketable securities during the period.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we had an accumulated deficit of $388.2 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

From our inception through the three months ended March 31, 2020, our operations have been financed primarily by gross proceeds of $631.3 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO and proceeds from our credit facility. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $346.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

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

On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of March 31, 2020, no other tranches under the Credit Facility have been drawn. Additional information about the Credit Facility and our long-term borrowings is presented in Note 5 “Long-term Debt” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.

On April 10, 2020, we filed a registration statement on Form S-3, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on April 10, 2020.

The following table shows a summary of our cash flows for each of the three months ended March 31, 2020 and 2019, respectively:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(52,295)	$(27,774)
Net cash provided by (used in) investing activities	28,038	(198,142)
Net cash provided by financing activities	571	291,344
Net increase (decrease) in cash and cash equivalents	$(23,686)	$65,428

Operating activities

During the three months ended March 31, 2020, operating activities used approximately $52.3 million of cash, primarily resulting from a net loss of $54.1 million and changes in operating assets and liabilities of $9.6 million, reduced by stock-based compensation expense of $8.2 million and IPR&D expenses of $2.8 million. Net cash used in changes in operating assets and liabilities consisted primarily of changes in accrued expenses, accrued research and development expenses, and accrued compensation and benefits.

During the three months ended March 31, 2019, operating activities used approximately $27.8 million of cash, primarily resulting from a net loss of $32.6 million, reduced by IPR&D expenses of $1.0 million, changes in operating assets and liabilities of $0.5 million and stock-based compensation expense of $3.1 million. Net cash provided by changes in operating assets and liabilities consisted primarily of changes in accounts payable, accrued research and development expenses, and other assets of $6.3 million, offset by changes in prepaid expenses due to prepayments for clinical development activities and security deposits, accrued expenses and accrued compensation and benefits of $16.3 million.

Investing activities

During the three months ended March 31, 2020, investing activities provided approximately $28.0 million of cash, primarily resulting from the sales and maturities of marketable securities of $105.1 million, offset by the purchases of marketable securities of $73.8 million and upfront payments for other preclinical programs of $2.8 million.

During the three months ended March 31, 2019, investing activities used approximately $198.1 million of cash, primarily resulting from the purchase of marketable securities of $222.3 million, offset by sales and maturities of marketable securities of $25.5 million.

Financing activities

During the three months ended March 31, 2020, financing activities provided $0.6 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP.

During the three months ended March 31, 2019, financing activities provided $291.3 million of cash, primarily resulting from the net proceeds from our IPO.

Funding requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, and access to our Credit Facility, will be sufficient to fund our operations through at least the middle of 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:

•

the type, number, scope, progress, expansions, results, costs and timing of, our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;

•	the costs and timing of manufacturing for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•	our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•	the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•	the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates;
•	the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•	our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•	costs associated with any products or technologies that we may in-license or acquire; and
•	any delays and cost increases that result from the COVID-19 pandemic.

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

Contractual Obligations and Commitments

Under our license agreements with Pulmokine and Aerpio and our merger agreement with Adhaere, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. For more information related to the recent amendment of our license agreement with Aerpio, see Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Consolidated Financial Statements," in Note 10 to our Condensed Consolidated Financial Statements, which is captioned "Subsequent Events,". As of March 31, 2020, we were unable to estimate the timing or likelihood of achieving the outstanding milestones or making future product sales and, therefore, any related payments had not been accrued as the underlying contingencies had not yet been met.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. During the three months ended March 31, 2020, there have been no material changes outside of the ordinary course of business in the composition of these contractual obligations or commitments from the information discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 24, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Consolidated Financial Statements,” in Note 9 to our Condensed Consolidated Financial Statements, which is captioned “Commitments and Contingencies,” under the sub-caption “Litigation,” and refer you to that discussion, which is incorporated herein by reference to that Note 9, for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 24, 2020, except as follows:

Our business is subject to risks arising from epidemic diseases, such as the recent COVID-19 pandemic.

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees, following the guidelines or directives issued by federal, state and local government agencies in the U.S. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including our Phase 2 clinical trials of GB001 and Phase 1/2 clinical trial of GB1275, and do not currently anticipate any interruptions in supply. For our ongoing trials of GB001, we have implemented virtual study visits, direct-to-patient drug supply and remote monitoring. We cannot predict the impact, if any, that such changes to the GB001 trials will have on our planned discussions with global regulatory authorities and potential Phase 3 clinical development. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have delayed, such as the pause in enrollment in our Phase 1b clinical trial for GB002 in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for when we will initiate and how we will enroll our planned Phase 2 clinical trials of GB002 and GB004 are based on an assumption that clinical trial and healthcare activities begin to return to normal and clinical sites reopen by the second half of 2020. In particular with respect to GB002, PAH clinical trial sites are currently closed as PAH patients may be at a higher risk of COVID-19 complications than the general population. Therefore, our assumptions around initiation timing may prove to be incorrect, in particular if COVID-19 continues to spread. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff for our planned Phase 2 clinical trials of GB002 and GB004;

•

delays or difficulties in enrolling patients in our clinical trials, including our Phase 1b clinical trial of GB002 and our planned Phase 2 clinical trials of GB002 and GB004, especially if sites do not reopen to screen and enroll PAH patients;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, including;

•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;

•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•

interruptions or delays in the operations of the FDA, EMA or other regulatory authorities, including in receiving feedback or approvals from the FDA, EMA or other regulatory authorities with respect to future clinical trials or regulatory submissions;

•

changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	refusal of the FDA or EMA to accept data from clinical trials in affected geographies; and

•	difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols.

In addition, the spread of COVID-19 has had and may continue to severely impact the trading price of shares of our common stock and could impact our ability to raise additional capital on a timely basis or at all. The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our clinical trials, preclinical research, manufacturing and supply chains and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our 2019 Annual Report on Form 10-K.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time, including our interim analysis for our LEDA Phase 2b clinical trial for GB001, may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data, or cause us not to proceed into Phase 3 clinical development for GB001.

From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, including our interim analysis for our LEDA Phase 2b clinical trial for GB001 and topline data from our Phase 1b study of GB004, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. In May 2020 we completed a pre-specified interim analysis for our LEDA Phase 2b clinical trial for GB001 in moderate-to-severe eosinophilic asthma, after approximately two thirds of trial participants completed the study. The IDMC reviewed data from the interim analysis of the study and recommended continuation of the study to its completion without modification.  Based on the results of the interim analysis and the IDMC recommendation, we plan to commence initial Phase 3 planning and supportive activities in anticipation of completion of the study and final analysis of the study data. We expect to report topline data from the trial in the second half of 2020. Our final decision to proceed to Phase 3 will be determined based on the totality of the final data from the trial, as well as discussions with global regulatory authorities. If the final data from LEDA trial materially differs in an adverse manner from the interim analysis, we may later determine not to proceed into Phase 3 clinical development for this reason or based on final data not warranting continued development or based on other development and commercial assessments of GB001 at that time. In addition, in May 2020 we reported promising topline results from our Phase 1b study of GB004 in patients with active mild-to-moderate UC, and further analysis of such data could result in material changes to the data and our conclusions about this product candidate.

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

The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidates, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while two Phase 2 clinical trials of GB001 had been conducted prior to our acquisition of GB001 and the IDMC recommended continuation of our LEDA Phase 2b clinical trial, we do not know how GB001 will perform in future clinical trials, including as a result of any differences from targeting a population of more severe asthma subjects with elevated eosinophil counts, as well as other differences in our trial design. Further, GB001 did not meet its primary efficacy endpoint of improvement in FEV1 over 10 weeks in the first Phase 2 clinical trial conducted by Pulmagen Therapeutics (Asthma) Limited, or Pulmagen, and the second Phase 2 clinical trial conducted by Pulmagen and its partner, Teijin, was limited to only Japanese patients. While we have designed our ongoing LEDA Phase 2b trial in a manner intended to address what we believe to be the shortcomings of the first Pulmagen Phase 2 clinical trial, we cannot be certain that such failure was not due to GB001 itself or that the results of our ongoing Phase 2b trial will otherwise be successful in a broader patient population, or that the final results of the LEDA trial will differ from the interim analysis, or not warrant proceeding into Phase 3 development. In addition, in October 2019, Novartis announced that its oral DP2 antagonist, fevipiprant, failed to improve lung function in a pair of Phase 3 clinical trials of patients with moderate asthma, and in December 2019, Novartis announced that the pooled analysis from a pair of pivotal Phase 3 clinical trials of patients with moderate-to-severe asthma did not meet the clinically relevant threshold for reduction in rate of moderate-to-severe exacerbation and that the results did not support further development of fevipiprant in asthma. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, our decision to advance GB002 as a potential treatment for PAH is based in part on the efficacy of imatinib (Gleevec), a tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications, observed by Novartis in a Phase 3 clinical trial; however, we may not observe similar efficacy in our clinical trials of GB002. Moreover, this and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical development.

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

In addition, in May 2020 we reported promising topline results from our Phase 1b study of GB004 in patients with active mild-to-moderate UC, and we plan to initiate a Phase 2 trial of GB004 in UC in the second half of 2020. However, the Phase 1b study was not powered to show differences in clinical outcomes, and we may not observe positive efficacy data or safety results in our planned Phase 2 trial, including as a result of using a new oral tablet formulation versus the solution used in the Phase 1b study or different dosage strengths versus the doses used in the Phase 1b study.

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

We are involved in securities class action litigation and could be subject in the future to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. On April 3, 2020, we, certain of our executive officers and directors, and the underwriters of our IPO were named as defendants in a purported securities class action lawsuit on behalf of all persons who purchased or otherwise acquired our securities between February 8, 2019 and December 13, 2020. The complaint generally alleges that we, and such executive officers and directors and the underwriters of our IPO, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.  See Item 1. “Legal Proceedings” above for additional information regarding the class action.

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

As of March 31, 2020, we have not used any of the proceeds from our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

(a)	On May 8, 2020, Jakob Dupont M.D. resigned from his position as the Chief Medical Officer of the Company effective as of May 14, 2020.

(b)

Effective as of May 11, 2020, the Board of Directors of the Company adopted an amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”) pursuant to which a new Article XI was added, which provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. The foregoing description of the amendments made in the Amended and Restated Bylaws is qualified by reference to the Amended and Restated Bylaws, a copy of which is attached hereto as Exhibit 3.2 and is incorporated herein by reference.

(c)

On May 11, 2020, the Company entered into an amendment to the license agreement with Aerpio. For more information related to the amendment see Part I of this Quarterly Report on Form 10-Q under the caption "Item 1. Consolidated Financial Statements," in Note 10 to our Condensed Consolidated Financial Statements, which is captioned "Subsequent Events," which is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2-12-2019	3.1
3.2	Amended and Restated Bylaws.				X
4.1	Form of Common Stock Certificate.	S-1/A	1-23-2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	1-21-2018	4.2
10.1	Gossamer Bio, Inc. Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

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

GOSSAMER BIO, INC.

Date:	May 12, 2020	By:	/s/ Sheila Gujrathi
Sheila Gujrathi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2020	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer
(Principal Financial and Accounting Officer)