Form 10-Q
period 2020-06-30
Gossamer Bio, Inc.
filed 2020-08-11
CIK 1728117

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 75,828,140 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

GOSSAMER BIO, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and par value amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$486,062	$135,089
Marketable securities	114,302	266,740
Prepaid expenses and other current assets	8,036	7,488
Total current assets	608,400	409,317
Property and equipment, net	5,757	5,425
Operating lease right-of-use assets	10,292	10,303
Other assets	627	1,559
Total assets	$625,076	$426,604
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$222	$956
Accrued research and development expenses	13,155	19,258
Accrued expenses and other current liabilities	14,167	16,709
Total current liabilities	27,544	36,923
Long-term convertible senior notes	140,715	—
Long-term debt	28,637	28,459
Operating lease liabilities - long-term	7,856	8,737
Total liabilities	204,752	74,119
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 75,811,862 shares issued and 71,972,610 shares outstanding as of June 30, 2020, and 66,284,003 shares issued and 61,635,477 shares outstanding as of December 31, 2019	8	7
Additional paid-in capital	874,863	686,390
Accumulated deficit	(455,114)	(334,170)
Accumulated other comprehensive income	567	258
Total stockholders' equity	420,324	352,485
Total liabilities and stockholders' equity	$625,076	$426,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$38,684	$35,676	$80,098	$60,659
In process research and development	15,000	1,000	17,805	2,000
General and administrative	11,655	9,673	22,403	17,707
Total operating expenses	65,339	46,349	120,306	80,366
Loss from operations	(65,339)	(46,349)	(120,306)	(80,366)
Other income (expense), net	(1,531)	1,851	(638)	3,257
Net loss	$(66,870)	$(44,498)	$(120,944)	$(77,109)
Other comprehensive income:
Foreign currency translation, net of tax	78	—	(9)	—
Unrealized gain on marketable securities, net of tax	994	417	318	557
Other comprehensive income	1,072	417	309	557
Comprehensive loss	(65,798)	(44,081)	(120,635)	(76,552)
Net loss per share, basic and diluted	$(1.00)	$(0.74)	$(1.88)	$(1.59)
Weighted average common shares outstanding, basic and diluted	66,599,915	60,265,046	64,245,119	48,357,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance as of December 31, 2019	—	$—	—	$—	—	$—	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	-	—	—	4,309	—	15	—	—	15
Stock-based compensation	—	—	—	—	—	—	—	—	8,244	—	—	8,244
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	49,889	—	556	—	—	556
Net loss	—	—	—	—	—	—	—	—	—	(54,074)	—	(54,074)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(763)	(763)
Balance as of March 31, 2020	—	$—	—	$—	—	$—	62,094,312	$7	$695,205	$(388,244)	$(505)	$306,463
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	9,433,963	1	117,093	—	—	117,094
Equity component of convertible note issuance	—	—	—	—	—	—	—	—	53,635	—	—	53,635
Debt issuance costs attributable to convertible feature	—	—	—	—	—	—	—	—	(109)	—	—	(109)
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	39,698	—	139	—	—	139
Stock-based compensation	—	—	—	—	—	—	—	—	8,900	—	—	8,900
Net loss	—	—	—	—	—	—	—	—	—	(66,870)	—	(66,870)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,072	1,072
Balance as of June 30, 2020	—	$—	—	$—	—	$—	71,972,610	$8	$874,863	$(455,114)	$567	$420,324

	Series Seed		Series A		Series B						Accumulated
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in	Accumulated	other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	equity
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,342	—	—	291,344
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	1,619,592	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	27,500	—	3,089	—	—	3,089
Net loss	—	—	—	—	—	—	—	—	—	(32,611)	—	(32,611)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	140	140
Balance as of March 31, 2019	—	$—	—	$—	—	$—	60,029,470	$7	$666,648	$(186,474)	$79	$480,260
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	33,273	—	86	—	—	86
Stock-based compensation	—	—	—	—	—	—	—	—	5,140	—	—	5,140
Other additional paid-in capital	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	(44,498)	—	(44,498)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	417	417
Balance as of June 30, 2019	—	$—	—	$—	—	$—	60,467,380	$7	$671,913	$(230,972)	$496	$441,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

nGOSSAMER BIO, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(120,944)	$(77,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	679	374
Stock-based compensation expense	17,144	8,229
In process research and development expenses	17,805	2,000
Amortization of operating lease right-of-use assets	1,203	1,080
Amortization of debt discount and issuance costs	823	59
Amortization of premium on investments, net of accretion of discounts	(33)	(1,464)
Net realized gain on investments	(253)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(548)	(4,243)
Other assets	932	2,906
Operating lease liabilities	(715)	(1,032)
Accounts payable	(727)	823
Accrued expenses	(982)	(1,018)
Accrued research and development expenses	(6,103)	4,624
Accrued compensation and benefits	(2,975)	188
Net cash used in operating activities	(94,694)	(64,584)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(17,805)	(2,000)
Purchase of marketable securities	(73,777)	(287,038)
Maturities of marketable securities	143,304	74,897
Sales of marketable securities	83,515	3,842
Purchase of property and equipment	(954)	(1,727)
Net cash provided by (used in) investing activities	134,283	(212,026)
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	117,094	291,311
Proceeds from issuance of convertible debt, net	193,596	—
Proceeds from the issuance of long-term debt, net of issuance costs of $1,778	—	28,222
Purchase of shares pursuant to Employee Stock Purchase Plan	556	—
Proceeds from the exercise of stock options	154	158
Net cash provided by financing activities	311,400	319,691
Effect of exchange rate changes on cash and cash equivalents	(16)	—
Net increase in cash and cash equivalents	350,989	43,081
Cash and cash equivalents, at the beginning of the period	135,089	105,419
Cash and cash equivalents, at the end of the period	$486,062	$148,500

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,243	$—

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$1,192	$12,458
Change in unrealized gain on marketable securities, net of tax	$318	$565
Unpaid property and equipment	$57	$268
Conversion of convertible preferred stock to common stock	$—	$338,367

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

Liquidity and Capital Resources

The Company has incurred significant operating losses since its inception. As of June 30, 2020, the Company had an accumulated deficit of $455.1 million. From the Company’s inception through June 30, 2020, the Company has funded its operations primarily through equity and debt financings, including the Company’s IPO which closed on February 12, 2019. The Company raised $942.0 million from October 2017 through June 30, 2020 through Series A and Series B convertible preferred stock financings, a convertible note financing, its IPO, its Credit Facility (as defined in Note 5 below), and concurrent underwritten public offerings of its 5.00% convertible senior notes due 2027 (the “2027 Notes”) and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc.

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

COVID-19

The COVID-19 outbreak has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.  A prolonged outbreak could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, the Company commenced enrolling patients for a Phase 1b clinical trial in PAH in the first quarter of 2020, and because the Company temporarily paused enrollment as a result of the ongoing COVID-19 viral pandemic, the Company now expects to report topline results from this trial in the second half of 2020. In addition, due to the challenges of enrolling patients posed by the COVID-19 pandemic, the Company may experience delays in the commencement of and enrollment of patients in its planned Phase 2 clinical trial of GB002 in pulmonary arterial hypertension and planned Phase 2 clinical trial of GB004 in ulcerative colitis, as well as delays in reporting data results from its ongoing trials.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to the allocation of the 2027 Notes into liability and equity components, accrued research and development expenses, the valuation of preferred and common stock, the valuation of stock options and the valuation allowance of deferred tax assets resulting from net operating losses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Convertible Senior Notes

In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2027 Notes.

The Company allocated the issuance costs incurred to the liability and equity components of the 2027 Notes based on their relative fair values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the 2027 Notes and are being amortized to interest expense over the term of the 2027 Notes. Issuance costs attributable to the equity component, representing the conversion option, were netted with the equity component in stockholders' equity.

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

Net Loss Per Share

Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company uses the if-converted method for assumed conversion of the 2027 Notes to compute the weighted average shares of common stock outstanding for diluted net loss per share. Diluted net loss per share excludes the potential impact of the Company’s common stock options and unvested shares of restricted stock and the potential shares issuable upon conversion of the 2027 Notes because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of June 30,
	2020	2019
2027 Notes	12,321,900	—
Shares issuable upon exercise of stock options	9,863,703	7,919,890
Non-vested shares under restricted stock grants	4,964,544	5,457,806

3. Balance Sheet Accounts and Supplemental Disclosures

Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2020	December 31, 2019
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	143	124
Software	3	114	87
Lab equipment	2-5	3,765	3,054
Leasehold improvements	6-7	2,474	2,229
Construction in process	N/A	57	48
Total property and equipment		7,650	6,639
Less: accumulated depreciation		1,893	1,214
Property and equipment, net		$5,757	$5,425

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2020	December 31, 2019
Accrued compensation	$6,863	$9,282
Operating lease liabilities, current	3,245	2,354
Accrued professional service fees	2,187	2,347
Accrued interest, current	1,343	—
Accrued other	529	1,126
Accrued in process research and development	—	1,600
Total accrued expenses	$14,167	$16,709

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the hierarchy for assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at End of Period Using:
		Quoted Market	Significant	Significant
		Prices for	Other Observable	Unobservable
	Total	Identical Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2020
Money market funds	$365,982	$365,982	$—	$—
U.S. Treasury and agency securities	6,175	6,175	—	—
Commercial paper	25,213	—	25,213	—
Corporate debt securities	82,914	—	82,914	—
As of December 31, 2019
Money market funds	$82,125	$82,125	$—	$—
U.S. Treasury and agency securities	91,717	91,717	—	—
Commercial paper	37,411	—	37,411	—
Corporate debt securities	156,277	—	156,277	—

The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

Fair Value of Other Financial Instruments

As of June 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, which include cash, interest receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.

Interest receivable as of June 30, 2020 and December 31, 2019, was $0.6 million and $1.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.

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

As of June 30, 2020 the fair value of the Company’s 2027 Notes was $200.5 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).

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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of June 30, 2020 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Total
	Cost	Gains	Losses	Fair Value
Marketable securities
U.S. Treasury and agency securities	$6,160	$15	$—	$6,175
Commercial paper	25,213	—	—	25,213
Corporate debt securities	82,335	579	—	82,914
Total marketable securities	$113,708	$594	$—	$114,302

At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of June 30, 2020, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.

Contractual maturities of available-for-sale debt securities, as of June 30, 2020, were as follows (in thousands):

Estimated
Fair Value
Due within one year	$100,376
One to two years	13,926
Total	$114,302

The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets.

5. Indebtedness

Credit Facility

On May 2, 2019, the Company, as guarantor, and its wholly-owned subsidiary GB001, Inc., as borrower, entered into a credit, guaranty and security agreement, as amended on September 18, 2019 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in three additional tranches (of $40.0 million, $30.0 million and $50.0 million, respectively), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The second tranche became available on February 1, 2020 and was no longer available as of July 31, 2020.  The third tranche became available on May 1, 2020 and will be available no later than October 31, 2020.  The fourth tranche is available no earlier than February 1, 2021 and no later than July 31, 2021. As of June 30, 2020, no other tranches under the Credit Facility have been drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property, and includes affirmative and negative covenants applicable to the Company. On July 2, 2020, the Company entered into a second amendment to the Credit Facility (see Note 10).

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

The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.  The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of June 30, 2020, the Company was in compliance with these covenants.

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

Long-term debt as of June 30, 2020 consisted of the following (in thousands):

June 30, 2020
Term loan	$30,000
Debt discount and issuance costs	(1,363)
Long-term debt	$28,637

The scheduled future minimum principal payments are as follows (in thousands)

June 30, 2020
2020 (remaining 6 months)	—
2021	5,833
2022	10,000
2023	10,000
2024	4,167
Total	$30,000

5.00% Convertible Senior Notes due 2027

On May 21, 2020, the Company issued $200.0 million aggregate principal amount of 5.00% convertible senior notes due 2027 in a public offering. The 2027 Notes were registered pursuant to the Company’s Shelf Registration Statement (as defined in Note 7 below). The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes will mature on June 1, 2027. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. The 2027 Notes may be settled in cash, shares of the Company’s common stock, or a combination thereof, solely at the Company’s election. The initial conversion rate of the 2027 Notes is 61.6095 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $16.23 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event during the related redemption period in certain circumstances.

The 2027 Notes are senior unsecured obligations of the Company, ranking senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2027 Notes, and are effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including all indebtedness under the Credit Facility.

Holders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2020, if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, March 1, 2027 until the close of business on the scheduled trading day immediately before the maturity date.

The Company will not have the right to redeem the 2027 Notes prior to June 6, 2024. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.

As of June 30, 2020, there were no events or market conditions that would allow holders to convert the 2027 Notes.  At the time the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.

In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was $53.0 million and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2027 Notes at an effective interest rate of 11.17% over the contractual terms of the 2027 Notes.

In accounting for the debt issuance costs of $0.4 million related to the 2027 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2027 Notes based on their relative fair values. Issuance costs attributable to the liability component were $0.3 million and will be amortized to interest expense using the effective interest method over the contractual terms of the 2027 Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal amount	$200,000	$—
Unamortized debt discount	(58,993)	—
Unamortized debt issuance cost	(292)	—
Net carrying amount	$140,715	$—

The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	June 30, 2020	December 31, 2019
Debt discount related to the value of conversion option	$53,635	$—
Debt issuance cost	(109)	—
Net carrying amount	$53,526	$—

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	June 30, 2020	December 31, 2019
Contractual interest expense	$1,139	$—
Amortization of debt discount	3	—
Amortization of debt issuance cost	642	—
Total interest expense related to the 2027 Notes	$1,784	$—

6. Licenses, Asset Acquisitions and Contingent Consideration

The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2020.

The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.

License from Pulmokine, Inc. (GB002)

On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize GB002 and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. As of June 30, 2020, no milestones had been accrued as the underlying contingencies had not yet been met.

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

License from Aerpio Pharmaceuticals, Inc. (GB004)

On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. On May 11, 2020, the Company entered into an amendment to the license agreement with Aerpio pursuant to which the Company made an upfront payment of $15.0 million to Aerpio for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aerpio retains its twenty percent (20.0%) participation right on a disposition of GB004. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. As of June 30, 2020, no milestones had been accrued as the underlying contingencies had not yet been met.

Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)

On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. (“Adhaere”) pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. In September 2018, the Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of June 30, 2020, no other milestones had been accrued as the underlying contingencies had not yet been met.

The Company recorded the following IPR&D expense on the condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
GB001	$—	$—	$—	$—
GB004	15,000	—	15,000	—
GB1275	—	1,000	—	1,000
Other Programs	—	—	2,805	1,000
Total in process research and development	$15,000	$1,000	$17,805	$2,000

7. Stockholders’ Equity

In connection with the Company’s IPO, the outstanding shares of the Company’s Series Seed, Series A, and Series B Convertible Preferred Stock automatically converted into 30,493,460 shares of common stock. Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.

Shelf Registration Statement and Stock Offering

On April 10, 2020, the Company filed a universal shelf registration statement on Form S-3, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on April 10, 2020 (the “Shelf Registration Statement”).

On May 21, 2020, the Company completed a public offering of 9,433,963 shares of its common stock at a public offering price of $13.25 per share. The net proceeds from the offering, after deducting underwriting discounts and commissions and other offering costs, were approximately $117.1 million. The shares sold in the offering were registered pursuant to the Company’s Shelf Registration Statement.

Founder Shares

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

Shares of Common Stock Subject to Repurchase

In November 2017, in connection with the issuance of the Series A Convertible Preferred Stock, certain employees entered into stock restriction agreements, whereby 1,305,427 shares are subject to forfeiture by the Company upon the stockholder’s termination of employment or service to the Company. In January 2018, the Company’s founders entered into stock restriction agreements, whereby 4,580,444 of previously unrestricted shares of common stock were subject to service vesting conditions. These shares are also subject to forfeiture by the Company upon the stockholders’ termination of employment or service to the Company. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of June 30, 2020 and December 31, 2019, 3,839,251 and 4,648,526 shares of common stock were subject to repurchase by the Company, respectively. The unvested stock liability related to these awards is immaterial to all periods presented.

8. Equity Incentive Plans

2019 Equity Incentive Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2020, an aggregate of 2,164,523 shares of common stock were available for issuance under the 2019 Plan and 6,853,154 shares of common stock were subject to outstanding awards under the 2019 Plan.

2019 Employee Stock Purchase Plan

In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the six months ended June 30, 2020, 49,889 shares were issued pursuant to the ESPP. As of June 30, 2020, an aggregate of 1,312,951 shares of common stock were available for issuance under the ESPP.

2017 Equity Incentive Plan

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of June 30, 2020, 4,135,841 shares of common stock were subject to outstanding options under the 2017 Plan, and 415,293 shares of restricted stock awards granted under the 2017 plan were unvested.

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

The following table summarizes stock option activity during the six months ended June 30, 2020:

	Shares Subject to Options Outstanding		Weighted- Average
		Weighted-	Remaining
		Average Exercise	Contractual Life	Aggregate
	Shares	Price	(Years)	Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2019	8,538,060	$13.67	9.0	$35,385
Options granted	1,911,222	$14.30
Option exercised	(44,007)	$3.49
Options forfeited/cancelled	(541,572)	$12.96
Outstanding as of June 30, 2020	9,863,703	$13.88	8.6	$22,225
Options vested and exercisable as of June 30, 2020	2,791,102	$12.31	8.0	$9,989

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on June 30, 2020 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020 was $0.4 million.

The weighted-average grant date fair value per share for the stock option grants during the six months ended June 30, 2020 was $10.21.

The aggregate fair value of stock options that vested during the six months ended June 30, 2020 was $17.9 million.

Restricted Stock

The summary of the Company’s restricted stock activity is as follows:

	Number of	Weighted-
	Restricted	Average
	Stock Units	Grant Date
	Outstanding	Fair Value
Nonvested at December 31, 2019	4,648,526	$3.98
Granted	1,176,340	$11.94
Vested	(809,274)	$3.71
Forfeited	(51,048)	$14.21
Nonvested at June 30, 2020	4,964,544	$5.80

At June 30, 2020, the total unrecognized compensation related to unvested restricted stock awards granted was $22.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

Stock-Based Compensation Expense

Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$4,782	$2,463	$9,368	$3,756
General and administrative	4,118	2,677	7,776	4,473
Total stock-based compensation	$8,900	$5,140	$17,144	$8,229

At June 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $63.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.

As of June 30, 2020, total unrecognized compensation expense related to the ESPP was $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.1 years.

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

In June 2020, the Company entered into a sublease agreement for the permanent space with a third party. The sublease commenced on July 1, 2020 and expires on December 31, 2021. The sublessee pays the monthly base rent of $63,425, subject to an annual 3% increase, and is obligated to pay for common area maintenance and other costs.  The sublessee received a 6-month base rent abatement. The Company determined that there was no impairment on the original right-of-use asset and will continue to account for the permanent space as it did before the commencement of the sublease.  The Company did not recognize any sublease income at June 30, 2020.

Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted-average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 3.6 years.

Lease costs were comprised of the following (in thousands):

	Three months ended June 30, 2020	Six months ended June 30, 2020
Operating lease cost	$817	$1,570
Short-term lease cost	16	38
Total lease cost	$833	$1,608

Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2020 was $0.8 million and $1.5 million, respectively.

Gross future minimum annual rental commitments as of June 30, 2020, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2020 (remaining 6 months)	1,915
2021	3,923
2022	3,220
2023	1,694
2024	1,746
Total undiscounted rent payments	$12,498

Present value discount	(1,397)
Present value	$11,101
Current portion of operating lease liability (included as a component of accrued expenses)	$3,245
Noncurrent operating lease liabilities	7,856
Total operating lease liability	$11,101

For the three and six months ended June 30, 2020 the Company recorded approximately $0.8 million and $1.8 million, respectively, in rent expense.

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

10. Subsequent Events

On  July 2, 2020, the Company, GB001, Inc. GB002, Inc. and GB004, Inc. (the “co-borrowers”), and GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc. (each wholly-owned subsidiaries of the Company, the “Guarantors” and together with the co-borrowers, the “Credit Parties”), entered into the second amendment to the Credit Facility, to, among other things (i) designate the Company, GB002, Inc. and GB004, Inc. as co-borrowers, in which each such entity assumes the obligations under the Credit Facility as a co-borrower, joins in, adopts and becomes a co-borrower under the Credit Facility and ceases to be a Guarantor under the Credit Facility; (ii) extend the maturity date to January 1, 2025; (iii) increase the annual interest rate equal to the sum of (a) one-month LIBOR (customarily defined, with a change to prime rate if LIBOR funding becomes unlawful or impractical) plus (b) 7.00%, subject to a LIBOR floor of 2.00%; (iv) extend the period of time the co-borrowers are required to make interest-only payments to July 1, 2022; and (v) amend the ability to access the remaining $120.0 million in term loan commitments in two additional tranches (each $60.0 million), subject to amended specified availability periods, clinical development milestones and minimum cash requirements. The second and third tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022.

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

We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class programs. We currently have four clinical-stage product candidates, in addition to multiple preclinical programs. We have completed enrollment for the LEDA Phase 2b clinical trial for our most advanced product candidate, GB001, in moderate-to-severe eosinophilic asthma. In the second quarter of 2020, we completed a pre-specified interim analysis after approximately two thirds of trial participants completed or withdrew from the study, and we commenced preliminary Phase 3 planning and supportive activities. Topline results from the study are expected in the second half of 2020. We have completed enrollment for our TITAN Phase 2 proof-of-concept clinical trial of GB001 in patients with chronic rhinosinusitis, both with and without nasal polyps. Topline results from this trial are expected in the second half of 2020. Additionally, we continue to evaluate the potential of GB001 in other allergic diseases, including chronic spontaneous urticaria and eosinophilic esophagitis. We are developing GB002 for the treatment of pulmonary arterial hypertension, or PAH. We commenced enrolling patients for a Phase 1b clinical trial in PAH in the first quarter of 2020, and because we temporarily paused enrollment as a result of the ongoing COVID-19 viral pandemic, we now expect to report topline results from this trial in the second half of 2020. Subject to developments in the ongoing COVID-19 viral pandemic, we also expect to commence a Phase 2 clinical trial in PAH in the second half of 2020. GB002 has received orphan designation from the FDA and the European Medicines Agency, or EMA, for the treatment of PAH. We are developing GB004 for the treatment of inflammatory bowel disease, including ulcerative colitis, or UC, and Crohn’s disease. In the second quarter of 2020, we announced promising topline Phase 1b clinical trial results in mild-to-moderate UC patients with active disease symptoms and histology. Subject to developments in the ongoing COVID-19 viral pandemic, we expect to commence a Phase 2 trial in UC in the second half of 2020. We are developing GB1275 for the treatment of oncology indications. In the third quarter of 2019, we initiated a Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab or chemotherapy. Initial results from this trial were presented at the American Society of Oncology Virtual Program in May of 2020. We expect to release updated results from this trial in the second half of 2020. GB1275 has received orphan designation from the FDA and the EMA for the treatment of pancreatic cancer. Our expectations with respect to reporting of topline data and commencement of clinical trials are subject to risks associated with the ongoing COVID-19 pandemic discussed further below.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $942.0 million from October 2017 through June 30, 2020 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock in May 2020. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of June 30, 2020, we had $600.4 million in cash, cash equivalents and marketable securities.

We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three and six months ended June 30, 2020 our net loss was $66.9 million and $120.9 million, respectively. For the three and six months ended June 30, 2019 our net loss was $44.5 million and $77.1 million, respectively. As of June 30, 2020, we had an accumulated deficit of $455.1 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including GB002, GB004 and GB1275. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.

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

COVID-19 Pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees. In addition, for our ongoing trial of GB001, we have implemented virtual study visits, direct-to-patient drug supply and remote monitoring. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including for GB001 and GB1275, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have delayed, such as the pause in enrollment in our Phase 1b clinical trial for GB002 in PAH, and may continue to delay completion of these and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for when we will initiate and how we will enroll our planned Phase 2 clinical trials of GB002 and GB004 are based on an assumption that clinical trial and healthcare activities begin to return to normal and clinical sites reopen during the second half of 2020. In particular with respect to GB002, some PAH clinical trial sites are currently closed as PAH patients may be at a higher risk of COVID-19 complications than the general population. Therefore, our assumptions around initiation timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

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

IPR&D expenses consist of our upfront payments made to Pulmokine, Inc., in connection with the in-license of GB002, the value of our stock issued to former AA Biopharma Inc. shareholders, in connection with the acquisition of GB001, our upfront payments made to Aerpio Pharmaceuticals, Inc., or Aerpio, in connection with the in-license and subsequent amendment of the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition of certain preclinical programs.

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

Other income, net

Other income, net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) sublease income, (3) interest expense related to our Credit Facility and our 5.00% 2027 Notes, and (4) other miscellaneous income (expense).

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and six months ended June 30, 2020, there have been no significant changes in our critical accounting policies as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, with the exception of policies put in place with regards to the 2027 Notes (see Note 2 “Summary of Significant Accounting Policies—Convertible Senior Notes” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q).

Results of Operations – Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table sets forth our selected statements of operations data for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,		2020 vs 2019
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$38,684	$35,676	$3,008
In process research and development	15,000	$1,000	14,000
General and administrative	11,655	9,673	1,982
Total operating expenses	65,339	46,349	18,990
Loss from operations	(65,339)	(46,349)	(18,990)

Other income (expense), net	(1,531)	1,851	(3,382)
Net loss	$(66,870)	$(44,498)	$(22,372)

The following table sets forth our selected statements of operations data for the six months ended June 30, 2020 and 2019:

	Six months ended June 30,		2020 vs 2019
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$80,098	$60,659	$19,439
In process research and development	17,805	$2,000	15,805
General and administrative	22,403	17,707	4,696
Total operating expenses	120,306	80,366	39,940
Loss from operations	(120,306)	(80,366)	(39,940)

Other income (expense), net	(638)	3,257	(3,895)
Net loss	$(120,944)	$(77,109)	$(43,835)

Operating Expenses

Research and development

Research and development expenses were $38.7 million for the three months ended June 30, 2020, compared to $35.7 million for the three months ended June 30, 2019, for an increase of $3.0 million, which was primarily attributable to an increase of $7.2 million of costs related to personnel and external consultants, offset by a decrease of $2.3 million of costs associated with preclinical studies and clinical trials for GB002 and a decrease of $1.9 million of costs associated with preclinical studies and clinical trials for GB001.

Research and development expenses were $80.1 million for the six months ended June 30, 2020, compared to $60.7 million for the six months ended June 30, 2019, for an increase of $19.4 million, which was primarily attributable to an increase of $15.2 million of costs related to personnel and external consultants and an increase of $2.1 million of costs associated with preclinical studies and clinical trials for GB1275.

The following table shows our research and development expenses by program for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
GB001	$8,166	$10,084	$19,542	$18,198
GB002	7,352	9,697	14,906	15,146
GB004	4,185	4,771	7,924	9,209
GB1275	3,094	3,065	7,439	5,377
Other Programs	3,837	3,180	6,968	4,653
Unallocated expenses	12,050	4,879	23,319	8,076
Total research and development	$38,684	$35,676	$80,098	$60,659

In process research and development

IPR&D expenses for the three months ended June 30, 2020 was $15.0 million, compared to $1.0 million for the three months ended June 30, 2019, for an increase of $14.0 million, which was primarily attributable to a $15.0 million upfront payment to Aerpio in connection with the amendment to the in-license agreement of GB004.

IPR&D expenses for the six months ended June 30, 2020 was $17.8 million, compared to $2.0 million for the six months ended June 30, 2019, for an increase of $15.8 million, which was primarily attributable to a $15.0 million upfront payment to Aerpio in connection with the amendment to the in-license agreement of GB004.

General and administrative

General and administrative expenses were $11.7 million for the three months ended June 30, 2020, compared to $9.7 million for the three months ended June 30, 2019, for an increase of $2.0 million, which was primarily attributable to a $1.4 million increase in stock-based compensation costs.

General and administrative expenses were $22.4 million for the six months ended June 30, 2020, compared to $17.7 million for the six months ended June 30, 2019, for an increase of $4.7 million, which was primarily attributable to a $3.3 million increase in stock-based compensation costs and a $1.3 million increase in personnel costs.

Other income (expense), net

Other expense, net was $1.5 million for the three months ended June 30, 2020, compared to other income, net of $1.9 million for the three months ended June 30, 2019, for a decrease of $3.4 million, which was primarily attributable to a $2.0 million increase in interest expense and a $0.6 million decrease in investment income earned on our cash, cash equivalents and marketable securities during the period.

Other expense, net was $0.6 million for the six months ended June 30, 2020, compared to other income, net of $3.3 million for the six months ended June 30, 2019, for a decrease of $3.9 million, which was primarily attributable to a $2.7 million increase in interest expense and a $1.4 million decrease in investment income earned on our cash, cash equivalents and marketable securities during the period.

Liquidity and Capital Resources

We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had an accumulated deficit of $455.1 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

From our inception through the six months ended June 30, 2020, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $600.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

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

On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of June 30, 2020, no other tranches under the Credit Facility have been drawn.

On April 10, 2020, we filed a registration statement on Form S-3, or the Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on April 10, 2020.

In May 2020, we issued $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027 in a registered public offering. The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year commencing on December 1, 2020. The total net proceeds from the 2027 Notes, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. Concurrent with the registered underwritten public offering of the 2027 Notes, we completed an underwritten public offering of 9,433,963 shares of our common stock. We received net proceeds of $117.1 million, after deducting underwriting discounts and commissions and other offering costs. Our concurrent offerings of 2027 Notes and common stock were registered pursuant to the Shelf Registration Statement.

Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.

The following table shows a summary of our cash flows for each of the six months ended June 30, 2020 and 2019, respectively:

	Six months ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(94,694)	$(64,584)
Net cash provided by (used in) investing activities	134,283	(212,026)
Net cash provided by financing activities	311,400	319,691
Net increase in cash and cash equivalents	$350,989	$43,081

Operating activities

During the six months ended June 30, 2020, operating activities used approximately $94.7 million of cash, primarily resulting from a net loss of $120.9 million and changes in operating assets and liabilities of $11.1 million, reduced by IPR&D expense of $17.8 million and stock-based compensation expense of $17.1 million. Net cash used in changes in operating assets and liabilities consisted primarily of changes in accrued research and development expenses and accrued compensation and benefits.

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

Investing activities

During the six months ended June 30, 2020, investing activities provided approximately $134.3 million of cash, primarily resulting from the sales and maturities of marketable securities of $226.8 million, offset by the purchases of marketable securities of $73.8 million and a $15.0 million upfront payment to Aerpio in connection with the amendment to the in-license agreement of GB004.

During the six months ended June 30, 2019, investing activities used approximately $212.0 million of cash, primarily resulting from the purchase of marketable securities of $287.0 million, milestone payments of $2.0 million, and purchases of property and equipment of $1.7 million, offset by sales and maturities of investments of $78.7 million.

Financing activities

During the six months ended June 30, 2020, financing activities provided $311.4 million of cash, primarily resulting from the concurrent registered underwritten public offerings of 2027 Notes and our common stock for net proceeds of $193.6 million and $117.1 million, respectively.

During the six months ended June 30, 2019, financing activities provided $319.7 million of cash, primarily resulting from the net proceeds from our IPO of $291.3 million, and proceeds from a long-term debt facility of $30 million offset by $1.8 million of debt issuance costs.

Funding requirements

Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, and access to our Credit Facility, will be sufficient to fund our operations into at least 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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

Contractual Obligations and Commitments

Under our license agreements with Pulmokine and Aerpio and our merger agreement with Adhaere, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of June 30, 2020, we were unable to estimate the timing or likelihood of achieving the outstanding milestones or making future product sales and, therefore, any related payments had not been accrued as the underlying contingencies had not yet been met.

We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. During the three and six months ended June 30, 2020, there have been no material changes outside of the ordinary course of business in the composition of these contractual obligations or commitments from the information discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, with the exception of the contractual obligations and commitments related to the 2027 Notes issued in May 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 24, 2020.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 24, 2020, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 14, 2019, except as follows:

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.

As of June 30, 2020, we have sold $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027, and, excluding intercompany indebtedness, we, including our subsidiaries, had approximately $64.0 million of additional indebtedness and other liabilities, including trade payables, of which approximately $28.6 million was secured indebtedness under our existing credit facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;
•	limiting our ability to obtain additional financing;
•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•	limiting our flexibility to plan for, or react to, changes in our business;
•	making it more difficult or expensive for a third party to acquire us;
•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future. In addition, our existing credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

As of June 30, 2020, we have not used any of the proceeds from our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.

Issuer Repurchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2-12-2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5-12-2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1-23-2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	1-21-2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5-21-2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5-21-2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5-21-2020	4.3
10.1	Second Amendment to Credit, Guaranty and Security Agreement, dated July 2, 2020, by and among Gossamer Bio, Inc., GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	8-K	7-2-2020	10.1
10.2†	Amendment No. 1 to License Agreement, dated May 11, 2020, by and between GB004, Inc. and Aerpio Pharmaceuticals, Inc.				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

GOSSAMER BIO, INC.

Date:	August 11, 2020	By:	/s/ Sheila Gujrathi
Sheila Gujrathi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2020	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer
(Principal Financial and Accounting Officer)