Form 10-Q
period 2020-09-30
Gossamer Bio, Inc.
filed 2020-11-10
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to_________.
Commission File Number: 001-38796
_________________________
GOSSAMER BIO, INC.
(Exact name of Registrant as specified in its charter).
_________________________

Delaware			47-5461709
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3013 Science Park Road	San Diego	California	92121
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (858) 684-1300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GOSS	Nasdaq Global Select Market
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes    ☒       No     ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes      ☒     No      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of November 5, 2020, the registrant had 75,927,877 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$461,956	$135,089
Marketable securities	93,422	266,740
Prepaid expenses and other current assets	10,828	7,488
Total current assets	566,206	409,317
Property and equipment, net	5,717	5,425
Operating lease right-of-use assets	11,394	10,303
Other assets	861	1,559
Total assets	$584,178	$426,604
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	865	956
Accrued research and development expenses	12,239	19,258
Accrued expenses and other current liabilities	19,503	16,709
Total current liabilities	32,607	36,923
Long-term convertible senior notes	142,158	—
Long-term debt	28,665	28,459
Operating lease liabilities - long-term	8,647	8,737
Total liabilities	212,077	74,119
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 75,907,527 shares issued and 72,475,912 shares outstanding as of September 30, 2020, and 66,284,003 shares issued and 61,635,477 shares outstanding as of December 31, 2019	8	7
Additional paid-in capital	884,677	686,390
Accumulated deficit	(512,926)	(334,170)
Accumulated other comprehensive income	342	258
Total stockholders' equity	372,101	352,485
Total liabilities and stockholders' equity	$584,178	$426,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$41,846	$40,148	$121,944	$100,807
In process research and development	275	—	18,080	2,000
General and administrative	11,448	9,838	33,851	27,544
Total operating expenses	53,569	49,986	173,875	130,351
Loss from operations	(53,569)	(49,986)	(173,875)	(130,351)
Other income (expense), net	(4,243)	1,486	(4,881)	4,742
Net loss	$(57,812)	$(48,500)	$(178,756)	$(125,609)
Other comprehensive income:
Foreign currency translation, net of tax	68	—	59	—
Unrealized gain (loss) on marketable securities, net of tax	(293)	(168)	25	389
Other comprehensive income (loss)	(225)	(168)	84	389
Comprehensive loss	(58,037)	(48,668)	(178,672)	(125,220)
Net loss per share, basic and diluted	$(0.80)	$(0.80)	$(2.67)	$(2.39)
Weighted average common shares outstanding, basic and diluted	72,245,897	60,755,872	66,931,512	52,535,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Series Seed		Series A		Series B
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	—	$—	—	$—	—	$—	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	4,309	—	15	—	—	15
Stock-based compensation	—	—	—	—	—	—	—	—	8,244	—	—	8,244
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	49,889	—	556	—	—	556
Net loss	—	—	—	—	—	—	—	—	—	(54,074)	—	(54,074)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(763)	(763)
Balance as of March 31, 2020	—	$—	—	$—	—	$—	62,094	$7	$695,205	$(388,244)	$(505)	$306,463
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	9,433,963	1	117,093	—	—	117,094
Equity component of convertible note issuance	—	—	—	—	—	—	—	—	53,635	—	—	53,635
Debt issuance costs attributable to convertible feature	—	—	—	—	—	—	—	—	(109)	—	—	(109)
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	39,698	—	139	—	—	139
Stock-based compensation	—	—	—	—	—	—	—	—	8,900	—	—	8,900
Net loss	—	—	—	—	—	—	—	—	—	(66,870)	—	(66,870)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,072	1,072
Balance as of June 30, 2020	—	$—	—	$—	—	$—	71,972,610	$8	$874,863	$(455,114)	$567	$420,324
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	32,268	—	131	—	—	131
Stock-based compensation	—	—	—	—	—	—	—	—	8,923	—	—	8,923

Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	63,397	—	744	—	—	744
Other additional paid-in capital	—	—	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	(57,812)	—	(57,812)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(225)	(225)
Balance as of September 30, 2020	—	$—	—	$—	—	$—	72,472,912	$8	$884,677	$(512,926)	$342	$372,101

	Series Seed		Series A		Series B
	convertible preferred stock		convertible preferred stock		convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,342	—	—	291,344
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	1,619,592	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	27,500	—	3,089	—	—	3,089
Net loss	—	—	—	—	—	—	—	—	—	(32,611)	—	(32,611)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	140	140
Balance as of March 31, 2019	—	$—	—	$—	—	$—	60,029,470	$7	$666,648	$(186,474)	$79	$480,260
Vesting of restricted stock	—	—	—	—	—	—	404,637	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	33,273	—	86	—	—	86
Stock-based compensation	—	—	—	—	—	—	—	—	5,140	—	—	5,140
Other additional paid-in capital	—	—	—	—	—	—	—	—	39	—	—	39
Net loss	—	—	—	—	—	—	—	—	—	(44,498)	—	(44,498)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	417	417
Balance as of June 30, 2019	—	$—	—	$—	—	$—	60,467,380	$7	$671,913	$(230,972)	$496	$441,444
Vesting of restricted stock	—	—	—	—	—	—	404,639	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	112,939	—	369	—	—	369
Stock-based compensation	—	—	—	—	—	—	—	—	5,728	—	—	5,728
Net loss	—	—	—	—	—	—	—	—	—	(48,500)	—	(48,500)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(168)	(168)
Balance as of September 30, 2019	—	$—	—	$—	—	$—	60,984,958	$7	$678,010	$(279,472)	$328	$398,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(178,756)	$(125,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,044	625
Stock-based compensation expense	26,067	13,957
In process research and development expenses	18,080	2,000
Amortization of operating lease right-of-use assets	2,015	1,615
Amortization of debt discount and issuance costs	2,294	148
Amortization of premium on investments, net of accretion of discounts	24	(2,296)
Net realized gain on investments	(256)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,340)	(2,807)
Other assets	698	2,886
Operating lease liabilities	(1,294)	(1,566)
Accounts payable	10	333
Accrued expenses	2,768	(760)
Accrued research and development expenses	(7,019)	8,518
Accrued compensation and benefits	(1,959)	2,263
Net cash used in operating activities	(139,624)	(100,694)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(18,080)	(2,000)
Purchase of marketable securities	(108,969)	(399,393)
Maturities of marketable securities	199,029	205,750
Sales of marketable securities	83,515	4,004
Purchase of property and equipment	(1,253)	(2,438)
Net cash provided by (used in) investing activities	154,242	(194,077)
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	117,110	291,311
Proceeds from issuance of convertible debt, net	193,596	—
Proceeds from the issuance of long-term debt, net of issuance costs of $1,778	—	28,222
Purchase of shares pursuant to Employee Stock Purchase Plan	1,300	—
Proceeds from the exercise of stock options	285	527
Net cash provided by financing activities	312,291	320,060
Effect of exchange rate changes on cash and cash equivalents	(42)	—
Net increase in cash and cash equivalents	326,909	25,289
Cash and cash equivalents, at the beginning of the period	135,089	105,419
Cash and cash equivalents, at the end of the period	$461,956	$130,708

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,911	$854

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$3,106	$12,458
Change in unrealized gain on marketable securities, net of tax	$25	$510
Unpaid property and equipment	$83	$127
Conversion of convertible preferred stock to common stock	$—	$338,367
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of September 30, 2020, the Company had an accumulated deficit of $512.9 million. From the Company’s inception through September 30, 2020, the Company has funded its operations primarily through equity and debt financings. The Company raised $942.0 million from October 2017 through September 30, 2020 through Series A and Series B convertible preferred stock financings, a convertible note financing, its IPO, its Credit Facility (as defined in Note 5 below), and concurrent underwritten public offerings of its 5.00% convertible senior notes due 2027 (the “2027 Notes”) and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc.
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
COVID-19
The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.  A prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, the Company commenced enrolling patients for a Phase 1b clinical trial in pulmonary arterial hypertension ("PAH") in the first quarter of 2020, and because the Company temporarily paused enrollment as a result of the ongoing COVID-19 viral pandemic, the Company now expects to report topline results from this trial in the fourth quarter of 2020. In addition, due to the challenges of enrolling patients posed by the COVID-19 pandemic, the Company may experience delays in the commencement of its Phase 2 clinical trial of GB002 in PAH and enrollment of patients in its Phase 2 clinical trials of GB004 in ulcerative colitis and of GB002 in PAH, as well as delays in reporting data results from its ongoing trials.

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of September 30,
	2020	2019
2027 Notes	12,321,900	—
Shares issuable upon exercise of stock options	10,266,895	8,099,861
Non-vested shares under restricted stock grants	4,530,998	5,053,169
3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2020	December 31, 2019
Office equipment	3-7	$1,153	$1,097
Computer equipment	5	143	124
Software	3	114	87
Lab equipment	2-5	4,025	3,054
Leasehold improvements	6-7	2,540	2,229
Construction in process	N/A	—	48
Total property and equipment		7,975	6,639
Less: accumulated depreciation		2,258	1,214
Property and equipment, net		$5,717	$5,425
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2020	December 31, 2019
Accrued compensation	$8,623	$9,282
Operating lease liabilities, current	3,548	2,354
Accrued professional service fees	2,581	2,347
Accrued interest, current	3,864	—
Accrued other	612	1,126
Accrued in process research and development	275	1,600
Total accrued expenses	$19,503	$16,709

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2020
Money market funds	$367,344	$367,344	$—	$—
U.S. Treasury and agency securities	53,772	53,772	—	—
Commercial paper	5,580	—	5,580	—
Corporate debt securities	53,897	—	53,897	—
As of December 31, 2019
Money market funds	$82,125	$82,125	$—	$—
U.S. Treasury and agency securities	91,717	91,717	—	—
Commercial paper	37,411	—	37,411	—
Corporate debt securities	156,277	—	156,277	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of September 30, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, which include cash, interest receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.
Interest receivable as of September 30, 2020 and December 31, 2019, was $0.5 million and $1.5 million,respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of September 30, 2020 the fair value of the Company’s 2027 Notes was $202.0 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities and debt instruments of corporations and commercial obligations, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below.  The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company does not generally intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of September 30, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Marketable securities
U.S. Treasury and agency securities	$35,194	$—	$—	$35,194
Commercial paper	5,580	—	—	5,580
Corporate debt securities	52,346	302	—	52,648
Total marketable securities	$93,120	$302	$—	$93,422
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2020, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of September 30, 2020, were as follows (in thousands):

Estimated Fair Value
Due within one year	$79,582
One to two years	13,840
Total	$93,422
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets.
5. Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc.,each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining two tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022. As of September 30, 2020, no other tranches under the Credit Facility have been drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
Each term loan under the Credit Facility bears interest at an annual rate equal to the sum of (i) one-month LIBOR (customarily defined, with a change to prime rate if LIBOR funding becomes unlawful or impractical) plus (ii) 7.00%, subject to a LIBOR floor of 2.00%.  The borrower is required to make interest-only payments on the term loan for all payment dates prior to July 1, 2022.  The term loans under the Credit Facility will begin amortizing on July 1, 2022, with equal monthly payments of principal plus interest being made by the Company to the Lenders in consecutive monthly installments following such interest-only period until the Credit Facility matures on January 1, 2025.  Upon final repayment of the term loans, the borrower must pay an exit fee of 1.75% of the amount borrowed under the Credit Facility, less any partial exit fees previously paid.  Upon partial prepayment of a portion of the term loans, the borrower must pay a partial exit fee of 1.75% of the principal being prepaid. At the borrower’s option, the borrower may prepay the outstanding principal balance of the term loan in whole or in part, subject to a prepayment fee of 3.00% of any amount prepaid if the prepayment occurs through and including the first anniversary of the second amendment effective date, 2.00% of the amount prepaid if the prepayment occurs after the first anniversary of the second amendment effective date through and including the second anniversary of the second amendment effective date, and 1.00% of any amount prepaid after the second anniversary of the second amendment effective date and prior to January 1, 2025.
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.  The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of September 30, 2020, the Company was in compliance with these covenants.
The Credit Facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 3.00% and would provide MidCap, as agent, with the right to exercise remedies against the Company and/or certain of its subsidiaries, and the collateral securing the Credit Facility, including foreclosure against the properties securing the credit facilities, including cash.  These events of default include, among other things, failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, insolvency or the occurrence of insolvency events, the occurrence of a change in control, the occurrence of certain U.S. Food and Drug Administration (“FDA”) and regulatory events, failure to remain registered with the SEC and listed for trading on Nasdaq, the occurrence of a material adverse change, the occurrence of a default under a material agreement reasonably expected to result in a material adverse change, the occurrence of certain defaults under certain other indebtedness in an amount greater than $2.5 million and the occurrence of certain defaults under subordinated indebtedness and convertible indebtedness.
Long-term debt as of September 30, 2020 consisted of the following (in thousands):

September 30, 2020
Term loan	$30,000
Debt discount and issuance costs	(1,335)
Long-term debt	$28,665
The scheduled future minimum principal payments are as follows (in thousands)

September 30, 2020
2020 (remaining 3 months)	$—
2021	—
2022	5,806
2023	11,613
2024	11,613
2025	968
Total	$30,000
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
The Company will not have the right to redeem the 2027 Notes prior to June 6, 2024. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2)the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of September 30, 2020, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of September 30, 2020, there were no events or market conditions that would allow holders to convert the 2027 Notes.  At the time the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal amount	$200,000	$—
Unamortized debt discount	(57,557)	—
Unamortized debt issuance cost	(285)	—
Net carrying amount	$142,158	$—
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	September 30, 2020	December 31, 2019
Debt discount related to the value of conversion option	$53,635	$—
Debt issuance cost	(109)	—
Net carrying amount	$53,526	$—
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	2020	2019	2020	2019
Contractual interest expense	$2,500	$—	$3,639	$—
Amortization of debt discount	7	—	10	—
Amortization of debt issuance cost	1,436	—	2,078	—
Total interest expense related to the 2027 Notes	$3,943	$—	$5,727	$—
6. Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2020.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.

License from Pulmokine, Inc. (GB002)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize GB002 and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. As of September 30, 2020, no milestones had been accrued as the underlying contingencies had not yet been met.
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
License from Aerpio Pharmaceuticals, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, the Company entered into an amendment to the license agreement with Aerpio pursuant to which the Company made an upfront payment of $15.0 million to Aerpio for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aerpio retains its twenty percent (20.00%) participation right on a disposition of GB004. As of September 30, 2020, no milestones had been accrued as the underlying contingencies had not yet been met.
Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)
On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. (“Adhaere”) pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. In September 2018, the Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of September 30, 2020, no other milestones had been accrued as the underlying contingencies had not yet been met.

The Company recorded the following IPR&D expense on the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
GB001	$—	$—	$—	$—
GB002	—	—	—	—
GB004	275	—	15,275	—
GB1275	—	—	—	1,000
Other Programs	—	—	2,805	1,000
Total in process research and development	$275	$—	$18,080	$2,000
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
Pursuant to the employment agreements with the Company’s founders executed January 4, 2018, the Company provided for certain potential additional issuances of common stock (the “anti-dilution shares”) to each of the founders to ensure the total number of shares of common stock held by them and their affiliates (inclusive of any shares subject to equity awards granted by the Company) would represent 15% of the Company’s fully-diluted capitalization until such time as the Company raised $300.0 million in equity capital, including the capital raised in the Series A financing.
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
Shares of Common Stock Subject to Repurchase
In November 2017, in connection with the issuance of the Series A Convertible Preferred Stock, certain employees entered into stock restriction agreements, whereby 1,305,427 shares are subject to forfeiture by the Company upon the stockholder’s termination of employment or service to the Company. In January 2018, the Company’s founders entered into stock restriction agreements, whereby 4,580,444 of previously unrestricted shares of common stock were subject to service vesting conditions. These shares are also subject to forfeiture by the Company upon the stockholders’ termination of employment or service to the Company. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of September 30, 2020 and December 31, 2019, 3,434,613

and 4,648,526 shares of common stock were subject to repurchase by the Company, respectively. The unvested stock liability related to these awards is immaterial to all periods presented.
8. Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2020, an aggregate of 1,696,802 shares of common stock were available for issuance under the 2019 Plan and 7,291,966 shares of common stock were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the nine months ended September 30, 2020, 113,286 shares were issued pursuant to the ESPP. As of September 30, 2020, an aggregate of 1,249,554 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2020, 4,071,312 shares of common stock were subject to outstanding options under the 2017 Plan, and 342,006 shares of restricted stock awards granted under the 2017 plan were unvested.
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

The following table summarizes stock option activity during the nine months ended September 30, 2020:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2019	8,538,060	$13.67	9.0	$35,385
Options granted	2,540,122	$14.02
Option exercised	(76,275)	$3.73
Options forfeited/cancelled	(735,012)	$13.61
Outstanding as of September 30, 2020	10,266,895	$13.83	8.4	$19,221
Options vested and exercisable as of September 30, 2020	3,274,782	$12.57	7.7	$10,026
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2020 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020 was $0.7 million.
The weighted-average grant date fair value per share for the stock option grants during the nine months ended September 30, 2020 was $10.61.
The aggregate fair value of stock options that vested during the nine months ended September 30, 2020 was $23.1 million.
Restricted Stock
The summary of the Company’s restricted stock activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2019	4,648,526	$3.98
Granted	1,176,340	$11.94
Vested	(1,213,911)	$3.71
Forfeited	(79,957)	$12.95
Nonvested at September 30, 2020	4,530,998	$5.96
At September 30, 2020, the total unrecognized compensation related to unvested restricted stock awards granted was $20.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$4,726	$2,727	$14,094	$6,483
General and administrative	4,197	3,001	11,973	7,474
Total stock-based compensation	$8,923	$5,728	$26,067	$13,957
At September 30, 2020, the total unrecognized compensation related to unvested stock option awards granted was $61.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
As of September 30, 2020, total unrecognized compensation expense related to the ESPP was $1.9 million, which the Company expects to recognize over a weighted-average period of approximately one year.

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
In June 2020, the Company entered into a sublease agreement for the permanent space with a third party. The sublease commenced on July 1, 2020 and expires on December 31, 2021. The sublessee pays the monthly base rent of $63,425, subject to an annual 3% increase, and is obligated to pay for common area maintenance and other costs.  The sublessee received a 6 months base rent abatement. The Company determined that there was no impairment on the original right-of-use asset and will continue to account for the permanent space as it did before the commencement of the sublease.  The Company recognized $0.1 million in sublease income for the three and nine months ended September 30, 2020.
On July 29, 2020, the Company entered into a lease assignment agreement, whereby it became the assignee to a lease for certain office and laboratory space in Ann Arbor, Michigan. The lease term expires on December 31, 2026 and the Company has the option to extend the term of the lease by up to five years. The period covered by the option was not included in the non-cancellable lease term as it was not determined to be reasonably certain to be executed. The monthly base rent for the space is $28,495. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to an annual 2.5% increase on January 1 of each year.
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted-average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 3.7 years.
Lease costs were comprised of the following (in thousands):

	Three months ended September 30, 2020	Nine months ended September 30, 2020
Operating lease cost	$1,007	$2,577
Short-term lease cost	16	54
Total lease cost	$1,023	$2,631
Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2020 was $1.0 million and $2.6 million, respectively.

Gross future minimum annual rental commitments as of September 30, 2020, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2020 (remaining 3 months)	$1,043
2021	4,273
2022	3,579
2023	2,063
2024	2,123
2025	387
Thereafter	397
Total undiscounted rent payments	$13,865

Present value discount	(1,670)
Present value	$12,195
Current portion of operating lease liability (included as a component of accrued expenses)	3,548
Noncurrent operating lease liabilities	8,647
Total operating lease liability	$12,195
For the three and nine months ended September 30, 2020 the Company recorded approximately $1.0 million and $2.9 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.
On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-MDD). The first amended complaint was filed on August 31, 2020. The complaint was filed on behalf of all persons who purchased or otherwise acquired the Company’s securities between February 8, 2019 and December 13, 2019. The first amended complaint alleges that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended, and Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. Following meet and confer discussions amongst the parties to the litigation, Plaintiff was granted leave to further amend his complaint by no later than November 20, 2020. Thereafter, the Company’s deadline to move to dismiss or otherwise answer that complaint is January 19, 2021. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

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
We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class programs. We currently have four clinical-stage product candidates, in addition to multiple preclinical programs. We have completed the LEDA Phase 2b clinical trial for our most advanced product candidate, GB001, in moderate-to-severe eosinophilic asthma, and in the fourth quarter of 2020, we announced topline results. GB001 did not achieve its primary endpoint of statistically significant reduction in the portion of patients experiencing asthma worsening, though consistent and meaningful numeric reductions in the odds of asthma worsening were observed across all three drug arms, as compared to placebo. GB001 did achieve statistically significant improvements in the key secondary endpoint of time to first asthma worsening in two of the three drug arms, as compared to placebo. We are engaging global regulatory authorities about the clinical development path forward for GB001 in asthma, to inform our thinking on potential partnerships or strategic alternatives. We have completed the TITAN Phase 2 for GB001 in patients with chronic rhinosinusitis, both with and without nasal polyps, and in the fourth quarter of 2020, we announced topline results. GB001 did not achieve its primary or secondary endpoints in the TITAN trial, and we will not pursue further clinical development for GB001 in chronic rhinosinusitis. We are developing GB002 for the treatment of pulmonary arterial hypertension, or PAH. We commenced enrolling patients for a Phase 1b clinical trial in PAH in the first quarter of 2020, and because we temporarily paused enrollment as a result of the ongoing COVID-19 viral pandemic, we now expect to report topline results from this trial in the fourth quarter of 2020. We have activated sites for the TORREY Phase 2 clinical trial in PAH, and we expect to commence the trial in the fourth quarter of 2020. We expect to report topline results of the TORREY trial in the first half of 2022, subject to developments in the ongoing COVID-19 viral pandemic. GB002 has received orphan designation from the FDA and the European Medicines Agency, or EMA, for the treatment of PAH. We are developing GB004 for the treatment of inflammatory bowel disease, including ulcerative colitis, or UC, and Crohn’s disease. In the second quarter of 2020, we announced promising topline Phase 1b clinical trial results in mild-to-moderate UC patients with active disease symptoms and histology. We commenced the SHIFT-UC Phase 2 trial of GB004 in UC in the fourth quarter of 2020. We expect to report topline results of the SHIFT-UC trial in the first half of 2022, subject to developments in the ongoing COVID-19 viral pandemic. We are developing GB1275 for the treatment of oncology indications. In the third quarter of 2019, we initiated a Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab or chemotherapy. Initial results from this trial were presented at the American Society of Oncology Virtual Program in May of 2020, and further results were presented at the Society for Immunotherapy of Cancer meeting in November 2020. GB1275 has received orphan designation from the FDA and the EMA for the treatment of pancreatic cancer. Our expectations with respect to reporting of topline data and commencement of clinical trials are subject to risks associated with the ongoing COVID-19 pandemic discussed further below.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $942.0 million from October 2017 through September 30, 2020 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock in May 2020. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of September 30, 2020, we had $555.4 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three and nine months ended September 30, 2020 our net loss was $57.8 million and $178.8 million, respectively. For the three and nine months ended September 30, 2019 our net loss was $48.5 million and $125.6 million, respectively. As of September 30, 2020, we had an accumulated deficit of $512.9 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including GB002, GB004 and GB1275. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including for GB002, GB004 and GB1275, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have delayed, such as the previous pause in enrollment in our Phase 1b clinical trial for GB002 in PAH earlier this year, and may continue to delay completion of these and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for when we will initiate our planned Phase 2 clinical trial of GB002 and how we will enroll our Phase 2 clinical trials of GB002 and GB004 are based on an assumption that clinical trial and healthcare activities begin to return to normal and clinical sites remain open or reopen during the fourth quarter of 2020 and first half of 2021 in light of the continued spread of COVID-19. In particular with respect to GB002, some PAH clinical trial sites are currently closed as PAH patients may be at a higher risk of COVID-19 complications than the general population, and some PAH clinical trials may close again if there is a surge of COVID-19 cases in the specific geographies of such trial site locations. Therefore, our assumptions around initiation timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.
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
Research and development expenses include or could include:
•salaries, payroll taxes, employee benefits, and stock-based compensation charges for those individuals involved in research and development efforts;
•external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;
•laboratory supplies;
•costs related to manufacturing our product candidates for clinical trials and preclinical studies, including fees paid to third-party manufacturers;
•costs related to compliance with regulatory requirements; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.
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
Our clinical development costs may vary significantly based on factors such as:
•the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays;
•per patient trial costs;
•the number of trials required for approval;
•the number of sites included in the trials;
•the countries in which the trials are conducted;
•the length of time required to enroll eligible patients;
•the number of patients that participate in the trials;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•potential additional safety monitoring requested by regulatory agencies;
•the duration of patient participation in the trials and follow-up;
•the cost and timing of manufacturing our product candidates;
•the phase of development of our product candidates; and
•the efficacy and safety profile of our product candidates.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three and nine months ended September 30, 2020, there have been no significant changes in our critical accounting policies as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, with the exception of policies put in place with regards to the 2027 Notes (see Note 2 “Summary of Significant Accounting Policies—Convertible Senior Notes” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q).
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
The following table sets forth our selected statements of operations data for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,		2020 vs 2019
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$41,846	$40,148	$1,698
In process research and development	275	—	275
General and administrative	11,448	9,838	1,610
Total operating expenses	53,569	49,986	3,583
Loss from operations	(53,569)	(49,986)	(3,583)
Other income (expense), net	(4,243)	1,486	(5,729)
Net loss	$(57,812)	$(48,500)	$(9,312)

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30,		2020 vs 2019
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$121,944	$100,807	$21,137
In process research and development	18,080	$2,000	16,080
General and administrative	33,851	27,544	6,307
Total operating expenses	173,875	130,351	43,524
Loss from operations	(173,875)	(130,351)	(43,524)
Other income (expense), net	(4,881)	4,742	(9,623)
Net loss	$(178,756)	$(125,609)	$(53,147)
Operating Expenses
Research and development
Research and development expenses were $41.8 million for the three months ended September 30, 2020, compared to $40.1 million for the three months ended September 30, 2019, for an increase of $1.7 million, which was primarily attributable to an increase of costs related to personnel.
Research and development expenses were $121.9 million for the nine months ended September 30, 2020, compared to $100.8 million for the nine months ended September 30, 2019, for an increase of $21.1 million, which was primarily attributable to an increase of $14.1 million of costs related to personnel and an increase of $4.6 million of costs associated with other preclinical studies.
The following table shows our research and development expenses by program for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
GB001	$11,716	$11,007	$31,258	$29,205
GB002	11,687	8,856	26,593	24,002
GB004	10,598	5,246	18,522	14,455
GB1275	6,181	4,484	13,620	9,861
Other Programs	1,664	10,555	31,951	23,284
Total research and development	$41,846	$40,148	$121,944	$100,807
In process research and development
There were no significant IPR&D expenses for the three months ended September 30, 2020 or 2019.
IPR&D expenses for the nine months ended September 30, 2020 were $18.1 million, compared to $2.0 million for the nine months ended September 30, 2019, for an increase of $16.1 million, which was primarily attributable to a $15.0 million upfront payment to Aerpio in connection with the amendment to the in-license agreement of GB004.
General and administrative
General and administrative expenses were $11.4 million for the three months ended September 30, 2020, compared to $9.8 million for the three months ended September 30, 2019, for an increase of $1.6 million, which was primarily attributable to a $1.2 million increase in stock-based compensation costs.

General and administrative expenses were $33.9 million for the nine months ended September 30, 2020, compared to $27.5 million for the nine months ended September 30, 2019, for an increase of $6.3 million, which was primarily attributable to a $4.5 million increase in stock-based compensation costs and a $1.8 million increase in personnel costs.
Other income (expense), net
Other expense, net was $4.2 million for the three months ended September 30, 2020, compared to other income, net of $1.5 million for the three months ended September 30, 2019, for a decrease of $5.7 million, which was primarily attributable to a $4.0 million increase in interest expense and a $1.7 million decrease in investment income earned on our cash, cash equivalents and marketable securities during the period.
Other expense, net was $4.9 million for the nine months ended September 30, 2020, compared to other income, net of $4.7 million for the nine months ended September 30, 2019, for a decrease of $9.6 million, which was primarily attributable to a $6.7 million increase in interest expense and a $3.0 million decrease in investment income earned on our cash, cash equivalents and marketable securities during the period.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2020, we had an accumulated deficit of $512.9 million.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
From our inception through the nine months ended September 30, 2020, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of September 30, 2020 we had cash, cash equivalents and marketable securities of $555.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of September 30, 2020, no other tranches under the Credit Facility have been drawn.
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
The following table shows a summary of our cash flows for each of the nine months ended September 30, 2020 and 2019, respectively:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(139,624)	$(100,694)
Net cash provided by (used in) investing activities	154,242	(194,077)
Net cash provided by financing activities	312,291	320,060
Net increase in cash and cash equivalents	$326,909	$25,289
Operating activities
During the nine months ended September 30, 2020, operating activities used approximately $139.6 million of cash, primarily resulting from a net loss of $178.8 million and changes in operating assets and liabilities of $10.1 million, reduced by stock-based compensation expense of $26.1 million and IPR&D expense of $18.1 million. Net cash used in changes in operating assets and liabilities consisted primarily of changes in accrued research and development expenses and prepaid expenses and other current assets.
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
Investing activities
During the nine months ended September 30, 2020, investing activities provided approximately $154.2 million of cash, primarily resulting from the sales and maturities of marketable securities of $282.5 million, offset by the purchases of marketable securities of $109.0 million and a $15.0 million upfront payment to Aerpio in connection with the amendment to the in-license agreement of GB004.
During the nine months ended September 30, 2019, investing activities used approximately $194.1 million of cash, primarily resulting from the purchase of marketable securities of $399.4 million, milestone payments of $2.0 million, and purchases of property and equipment of $2.4 million, offset by sales and maturities of investments of $209.8 million.
Financing activities
During the nine months ended September 30, 2020, financing activities provided $312.3 million of cash, primarily resulting from the concurrent registered underwritten public offerings of 2027 Notes and our common stock for net proceeds of $193.6 million and $117.1 million, respectively.
During the nine months ended September 30, 2019, financing activities provided $320.1 million of cash, primarily resulting from the net proceeds from our IPO of $291.3 million and proceeds from a long-term debt facility of $30 million, offset by $1.8 million of debt issuance costs.
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, and access to our Credit Facility, will be sufficient to fund our operations into the second half of 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:
•the type, number, scope, progress, expansions, results, costs and timing of, our preclinical studies and clinical trials of our product candidates which we are pursuing or may choose to pursue in the future;
•the costs and timing of manufacturing for our product candidates;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•the costs associated with hiring additional personnel and consultants as our preclinical and clinical activities increase;
•the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates;
•the costs and timing of establishing or securing sales and marketing capabilities if any product candidate is approved;
•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for any approved products;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;
•costs associated with any products or technologies that we may in-license or acquire; and
•any delays and cost increases that result from the COVID-19 pandemic.
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
Contractual Obligations and Commitments
Under our license agreements with Pulmokine and Aerpio and our merger agreement with Adhaere, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2020, we were unable to estimate the timing or likelihood of achieving the outstanding milestones or making future product sales and, therefore, any related payments had not been accrued as the underlying contingencies had not yet been met.
We enter into contracts in the normal course of business with clinical trial sites and clinical supply manufacturers and with vendors for preclinical studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination after a notice period, and, therefore, are cancelable contracts. During the three and nine months ended September 30, 2020, there have been no material changes outside of the ordinary course of business in the composition of these contractual obligations or commitments from the information discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations and Commitments” in our Annual Report on Form 10-K filed with the SEC on March 24, 2020, with the exception of the contractual obligations and commitments related to the 2027 Notes issued in May 2020.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2020, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 24, 2020.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 24, 2020, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 filed with the SEC on May 14, 2019 and August 8, 2020, respectively, except as follows:
The topline data from our LEDA Phase 2b clinical trial for GB001 may not be predictive of future results, are subject to audit and verification procedures that could result in material changes in the final data, or adversely affect the ability to advance GB001 into Phase 3 clinical development or establish partnerships or strategic alternatives.
In October 2020, we announced topline data for our LEDA Phase 2b and TITAN Phase 2 clinical trials for GB001, which was based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We made certain assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we reported may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We are discussing the results of the LEDA trial with global regulatory authorities and explore potential partnerships or strategic alternatives for the GB001 program. Regulatory agencies or potential partners may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could materially and adversely affect the feasibility of a Phase 3 development program or the approvability or commercialization of GB001 and the value of the program or our company generally. Further, we may not be successful in establishing strategic partnerships or collaborations for GB001 based on the topline data, regulatory feedback or otherwise, and may not realize the benefits of any established arrangements. In addition, the information we publicly disclosed regarding our LEDA Phase 2b clinical trial results for GB001 included what is typically extensive information; however, others may not agree with what we determined was the material or otherwise appropriate information to include in our disclosure, and any information we determined not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding the potential of GB001 or our business. If the topline data that we reported differ from actual results, or if others, including regulatory authorities or potential partners, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, GB001, or partner the program, may be harmed, which could harm our business, results of operations, prospects or financial condition.

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
As of September 30, 2020, we have not used any of the proceeds from our initial public offering. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
10.1	Second Amendment to Credit, Guaranty and Security Agreement, dated July 2, 2020, by and among the Company, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	8-K	7/2/2020	10.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	November 10, 2020	By:	/s/ Sheila Gujrathi
Sheila Gujrathi
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2020	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer
(Principal Financial and Accounting Officer)