Form 10-K
period 2020-12-31
Gossamer Bio, Inc.
filed 2021-02-26
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38796
__________________________________________________________________________________
GOSSAMER BIO, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $774.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $13.00 per share.
As of February 19, 2021, the registrant had 75,527,707 shares of common stock ($0.0001 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class therapeutics. We currently have four clinical-stage product candidates, in addition to six preclinical programs.

The following table summarizes our current programs:
Seralutinib (GB002: PDGFR, CSF1R and c-KIT Inhibitor)
Seralutinib, also known as GB002, is an inhaled, small molecule, platelet-derived growth factor receptor, or PDGFR, colony-stimulating factor 1 receptor, or CSF1R, and c-KIT inhibitor in development for the treatment of pulmonary arterial hypertension, or PAH. Seralutinib has been generally well tolerated in completed clinical trials. In contrast to the three classes of marketed vasodilatory therapies for PAH, we believe that seralutinib has the potential to be disease-modifying by addressing the cellular overgrowth, fibrosis and vascular remodeling which underlie PAH. Inhaled seralutinib, which is designed to act on both isoforms of the PDGFR, α and β, as well as the CSF1R and c-KIT pathways, inhibited and reversed cellular overgrowth in lung blood vessels in multiple animal PAH models. In 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against PDGF and c-KIT, marketed for oncology indications, showed statistically significant improvement in its primary efficacy endpoint, however systemic toxicities were also observed. To date, these toxicities have not been observed with seralutinib in our completed Phase 1 single-ascending dose / multiple ascending dose, or SAD / MAD, studies in healthy volunteers or in our Phase 1b study in PAH patients. In the two-week Phase 1b clinical trial in PAH patients, seralutinib demonstrated rapid systemic clearance, target engagement via whole blood CSF1R stabilization assay and was generally well tolerated. We commenced the Phase 2 TORREY trial in PAH patients in December 2020. Topline results from this trial are expected in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We in-licensed seralutinib from Pulmokine, Inc. in 2017 and retain worldwide rights. The United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted seralutinib orphan drug designation for the treatment of patients with PAH.
GB004 (HIF-1α Stabilizer)
GB004 is a novel, gut-targeted, oral small molecule being developed for the treatment of inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn’s disease, or CD. GB004 stabilizes hypoxia-inducible factor 1α, or HIF-1α, through the inhibition of prolyl hydroxylase domains, or PHDs, key enzymes involved in HIF degradation. Preclinical data from animal models of IBD demonstrated that HIF-1α stabilization restores intestinal epithelial barrier integrity and function and results in immunomodulatory effects that we believe are important in reducing inflammation and enhancing mucosal healing in IBD patients. We have completed Phase 1 SAD and MAD studies in healthy volunteers and a Phase 1b study in patients with active UC, and GB004 has been generally well tolerated. In a 28-day Phase 1b clinical trial in patients with active UC, GB004 was well-tolerated, demonstrated a gut-targeted PK profile, showed evidence of target engagement, and initial signs of potential clinical efficacy were observed. We commenced the Phase 2 SHIFT-UC trial in patients with active mild-to-moderate UC in October 2020. Topline results from this trial are expected in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We in-licensed GB004 from Aerpio Pharmaceuticals, Inc., or Aerpio, in June 2018 and retain worldwide rights.

GB1275 (CD11b Modulator)
GB1275 is an oral, small molecule, CD11b modulator in clinical development for the treatment of oncology indications. CD11b and CD18 are members of the integrin family of cell adhesion receptors that combine to form the functional adhesion receptor CD11b / CD18, also known as Mac-1, CR3 or alpha-M beta-2, on cell surfaces. CD11b is highly expressed on myeloid cells of the immune system, including tumor-associated macrophages, or TAMs, and myeloid derived suppressor cells, or MDSCs, which play a significant role in promoting tumor growth, immune evasion and metastasis. Increased presence of CD11b positive MDSCs in tumors is observed across multiple tumor types and is associated with poor prognosis in multiple cancers. GB1275 is currently being tested in an ongoing Phase 1/2 clinical trial (KEYNOTE-A36) for the treatment of selected solid tumor types. In the fourth quarter of 2019, we announced a clinical trial and supply agreement with Merck & Co., Inc., or Merck, to evaluate the combination of GB1275 and pembrolizumab (Keytruda) in advanced solid tumors, as part of the ongoing Phase 1/2 clinical trial. In this ongoing Phase 1/2 clinical trial, oral GB1275 alone and in combination with pembrolizumab, up to 1,200 mg twice daily, or BID, has been generally well tolerated. To date, one partial response, or PR, has been observed in a patient with microsatellite stable colorectal cancer, or MSS CRC, and biomarker data suggest that GB1275, alone or in combination with pembrolizumab, may modulate myeloid cell biology in the tumor microenvironment, or TME, inducing a more inflamed tumor phenotype. We expect to report further data from this trial in 2021. The FDA and the EMA have granted GB1275 orphan drug designation for the treatment of patients with pancreatic cancer. We retain worldwide rights to GB1275.
GB001 (DP2 Antagonist)
GB001 is an oral prostaglandin D2 receptor 2, or DP2, antagonist in development for the treatment of moderate-to-severe eosinophilic asthma. GB001 has been studied in over 800 subjects who have received at least 1 dose in completed clinical trials to date and has been generally well tolerated up to a dose of 40 mg. In the global Phase 2b LEDA study, GB001 showed a consistent numerical reduction of 32-35% across all three dose groups in proportion of patients with asthma worsening by week 24, as compared to placebo, which was the primary endpoint of the clinical trial, but these results were not statistically significant for any of three dose groups. Additionally, in the same clinical trial, GB001 showed a nominally statistically significant reduction in time-to-first asthma worsening for the 20 mg and the 60 mg dose groups of GB001, as compared to placebo, which was the key secondary endpoint. The 40 mg dose of GB001 also demonstrated a numeric improvement, as compared to placebo, but this result was not statistically significant. One adverse event of interest was a serious adverse event, or SAE, of liver chemistry elevations meeting Hy’s Law criteria in the GB001 60 mg group. The patient was asymptomatic during the event, which was reversible and resolved without sequelae. In a Phase 2 clinical trial conducted in Japan, GB001 showed a statistically significant improvement in time-to-first asthma worsening compared to placebo. A single SAE, intrahepatic cholestasis, a liver disorder, deemed by the investigator likely to be related to study drug was observed in a Japanese patient who had received a 160 mg dose of GB001 in a Phase 1 clinical trial conducted by Teijin Pharma Limited, or Teijin. The patient had GB001 exposure levels approximately three to five times higher than the other patients receiving the 160 mg dose. We engaged with the FDA and the EMA about the clinical development path in asthma, and based off those interactions, we believe that there is a viable clinical development path for GB001, or its backup molecule, in asthma. We do not currently plan to move forward with GB001, or its backup molecule, in further clinical trials without a partner. As previously announced, we do not plan to continue further development of GB001 in chronic rhinosinusitis, or CRS. We retain worldwide rights to GB001, excluding Japan.
Our Research Capabilities and Preclinical Programs
We currently have multiple programs in preclinical development. We are continuing to build our research capabilities, specifically focusing on our areas of expertise within immunology, inflammation and oncology, in order to advance new programs into the clinic, as well as to optimize our existing programs. We have six programs in preclinical development, and we expect at least one additional product candidate to enter clinical trials within the next 12 months.
Our Team
Our founders and management team have held senior positions at leading biopharmaceutical companies, including Receptos, Inc., Bristol-Myers Squibb Company, and Celgene Corporation, among others, and possess substantial experience and expertise across the spectrum of drug discovery, development and commercialization.
Faheem Hasnain is our Co-Founder and has served as our Chief Executive Officer since November 2020 and as our Chairman since our inception. Mr. Hasnain also served as our Chief Executive Officer from our inception through July 2018 and our Executive Chairman from July 2018 through June 2019. Prior to co-founding Gossamer Bio, Mr. Hasnain served as President, CEO and as a Director of Receptos, Inc. from November 2010 to August 2015. Receptos was a public company formed in 2009 focused on developing treatments in immunology and metabolic disorders and was purchased by Celgene Corporation in August 2015. Previously, Mr. Hasnain was the President and Chief Executive Officer and a director of Facet

Biotech Corporation, a biology-driven antibody company with a focus in multiple sclerosis and oncology. He held that position from December 2008 until the company's acquisition by Abbott Laboratories in April 2010.
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
Our Strategy
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. Our goal is to be an industry leader in each of these therapeutic areas and to enhance and extend the lives of patients suffering from such diseases. Critical components of our business strategy include:
•Create deep therapeutic centers of excellence by leveraging our immunology and translational discovery and development expertise. We currently have four clinical-stage product candidates and six preclinical-stage programs across the areas of immunology, inflammation and oncology. We will continue to build out our portfolio, focusing on these therapeutic areas, through both internal discovery and strategic transactions to create a diversified portfolio of early and late-stage product candidates.
•Maximize the impact of our product candidates by expanding development across multiple indications. We aim to focus our development efforts on product candidates that have the potential to treat multiple diseases and plan to develop them in additional indications where warranted. For example, we plan to develop GB004 in both UC and CD, and we are evaluating GB1275 for the treatment of multiple solid tumor types.
•Expeditiously generate proof-of-concept data from our preclinical programs to facilitate value creation and efficient capital deployment. We view our preclinical programs as important drivers of the long-term sustainability of our company. We plan to advance our preclinical programs to generate meaningful data to determine quickly whether each warrants clinical development.
•Leverage the drug discovery, development and commercialization expertise of our world-class team. Our executive management team and key scientific leaders have successfully discovered, developed and commercialized small molecule and biologic agents at both large and small biopharmaceutical companies. We plan to utilize this deep, broad set of expertise and experiences as we execute on our in-house discovery and development strategies and evaluate new external acquisition opportunities.
Our Product Candidates
Seralutinib (GB002: PDGFR, CSF1R and c-KIT Inhibitor)
Seralutinib, also known as GB002, is an inhaled, small molecule, PDGFR, CSF1R and c-KIT inhibitor in development for the treatment of PAH. As of December 31, 2020, seralutinib has been generally well tolerated in completed clinical trials. In contrast to the three classes of marketed vasodilatory therapies for PAH, we believe that seralutinib has the potential to be disease-modifying by addressing the cellular overgrowth, fibrosis and vascular remodeling which underlie PAH. Inhaled seralutinib, which is designed to act on both isoforms of the PDGF receptor, α and β, as well as the CSF1R and c-KIT pathways, inhibited and reversed cellular overgrowth in lung blood vessels in animal PAH models. In 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against PDGF and c-KIT, marketed for oncology indications, showed statistically significant improvement in its primary efficacy endpoint, however systemic toxicities were also observed. To date, these toxicities have not been observed with seralutinib in our completed Phase 1 SAD / MAD studies in healthy volunteers or in our Phase 1b study in PAH patients. In the two-week Phase 1b clinical trial in PAH patients, seralutinib rapid systemic clearance, target engagement via whole blood CSF1R stabilization assay and was generally well tolerated. We commenced the Phase 2 TORREY trial in PAH patients in December 2020. Topline results from this trial are expected in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We in-licensed seralutinib from Pulmokine, Inc. in 2017 and retain worldwide rights. The FDA and the EMA have granted seralutinib orphan drug designation for the treatment of patients with PAH.
Mechanism of Action
PAH is driven by abnormal cellular proliferation within and around the small blood vessels of the lung that carry blood from the right side of the heart to the lungs. Functional and structural changes in the pulmonary vasculature, known as vascular remodeling, can lead to smooth muscle cell proliferation and migration from the middle layer of the blood vessel into the inner layer. This can result in the development of plexiform and neointimal lesions that can obstruct blood flow. The obstruction of blood flow in the pulmonary vessels can also predispose patients to thrombosis, or blood clots, within these small pulmonary vessels that further blocks blood flow. This progressive obstruction of blood flow from the right side of the heart to the lungs can cause the right ventricle to fail, thus leading to severe breathlessness, reduced exercise tolerance and death. Seralutinib was designed to inhibit multiple kinases that play a role in the pathology of PAH, including PDGFRα/β, c-KIT and CSF1R.
The PDGFR is a tyrosine kinase receptor which, when activated by its agonist, induces cellular proliferation. PDGF expression is known to be particularly important to stimulating smooth muscle cell proliferation in PAH patients. PDGFRs and their ligands are both upregulated in PAH. Upregulated PDGF signaling results in endothelial cell and fibroblast dysfunction and the proliferation and migration of smooth muscle cells. This effect results in the overgrowth and occlusion of blood vessels in the lung. Kinase inhibitors with activity against the PDGF pathway have shown the ability to reverse PAH in animal models.
Inhaled seralutinib is designed to act on both isoforms of the PDGFR, α and β. Data from preclinical animal models and human lung histology from PAH patients suggests that it is important to inhibit both of these isoforms of the PDGF receptor. PDGFRα is highly expressed in pulmonary arteriole vascular smooth muscle cells, or PAVSMCs. Inhibiting PDGFRα may help reduce the abnormal cell proliferation of PAVSMCs that results in blood vessel thickening. PDGFRβ is more highly expressed in fibroblasts and myofibroblasts that are involved with the abnormal cell proliferation within the blood vessel that leads to the obstruction of the pulmonary arterioles. We believe inhibiting PDGFRβ is therefore important in decreasing the abnormal cell proliferation of these cell types.
The c-KIT pathway was also identified as an important growth factor involved in pulmonary vascular remodeling, particularly in the cells implicated in perivascular inflammation. An analysis of lung and pulmonary arteriole samples has also shown increased gene expression of c-KIT in idiopathic PAH. c-KIT positive endothelial cells may also secrete PDGF, and perivascular c-KIT positive mast cells have been shown to secrete pro-inflammatory cytokines and tryptase that further contribute to the inflammatory process in PAH.
Mechanistic validation of a PDGFR and c-KIT kinase inhibitor has been observed in studies of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against the PDGFR and c-KIT pathways, which demonstrated proof-of-concept in humans in a Phase 3 clinical trial in PAH. In preclinical models, as compared to imatinib, seralutinib was a more potent inhibitor of the PDGFRα isoform, and seralutinib was a ten-fold more potent inhibitor of the PDGFRβ isoform and c-KIT.
Macrophages have also been identified as one of the most important inflammatory cells in the development and exacerbation of PAH. Macrophages, which express the CSF1 receptor, are now recognized to play an important role in PAH pathology. Activated CSF1R positive macrophages accumulate around pulmonary arterioles in PAH, which has been shown in vivo in PAH patients with positron emission tomography. Additionally, macrophage activity in PAH is associated with bone morphogenetic protein receptor type II, or BMPR2, levels. The decrease in BMPR2 characteristic of PAH results in induction of granulocyte-macrophage colony-stimulating factor, or GM-CSF, and macrophage recruitment. Notably, in the BMPR2 knock out mouse, there is significant pulmonary inflammation due to activation of tissue macrophages.
Furthermore, inflammatory macrophages secrete PDGF and stimulate pulmonary artery smooth muscle cell migration and proliferation, accelerating the feedback loop of inflammation, hyperproliferation and fibrosis that characterize PAH.
Prior PDGF Pathway Development in PAH—The IMPRES Phase 3 Clinical Trial of Imatinib
The IMPRES trial was a Phase 3 clinical trial conducted by Novartis of imatinib (Gleevec) in patients with PAH. Imatinib has known activity against multiple tyrosine kinases, including the PDGFR, c-KIT receptors and Abelson murine leukemia viral oncogene homolog 1, or c-ABL. 202 patients were enrolled in the IMPRES trial, of which 41% were being treated with prostanoids, oral phosphodiesterase type 5, or PDE5, inhibitors and oral endothelin receptor agonists, or

ERAs. The study met its primary endpoint, improvement in six-minute walk distance, or 6MWD, versus placebo at week 24 from baseline, with statistical significance (p = 0.002). The p-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant. The FDA’s evidentiary standard of efficacy generally relies on a p-value of less than or equal to 0.05.
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
Overview of Pulmonary Arterial Hypertension
PAH is a rare disease that is characterized by abnormally high blood pressure in the blood vessels carrying deoxygenated blood from the right side of the heart to the lungs and is progressive and often fatal. Symptoms include shortness of breath at rest or with minimal exertion. Other symptoms include fatigue, chest pain, dizzy spells and fainting. The progressive nature of this disease causes the right side of the heart to work much harder and eventually weaken or fail.
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
Additionally, recent medical society guidelines have identified intermediate and high-risk categories of PAH based on several variables including signs of right heart failure, rate of symptom progression, functional class, 6MWD, maximum oxygen consumption, NT-proBNP, which is a biomarker for heart failure and measures of right heart function.
Despite the introduction of many new therapies over the last several years, PAH continues to have a high morbidity and mortality. Based on registry data, newly diagnosed functional class III and IV patients have 5-year survival rates of 60% and 44%, respectively, while rates for previously diagnosed patients were even lower at 57% and 27%, respectively.
Overview of PAH Market
Diagnosed PAH prevalence in the United States is approximately 53,000 patients, as of 2018, and prevalence is highest among women between the ages of 30-60. The number of diagnosed PAH patients continues to increase, and we believe this increase is likely due to enhanced awareness and diagnosis of the disease. Total PAH drug sales worldwide in 2019 exceeded $5 billion.
Treatment Paradigm in PAH
Currently approved PAH therapies consist of three classes of vasodilators: PDE5 inhibitors (and guanylate cyclase stimulators), ERAs, and prostanoids. PDE5 inhibitors are often used in combination with ERAs as an early treatment strategy. In patients who fail to respond to combination therapy of an ERA and a PDE5 inhibitor, it is common practice to add a prostanoid. Prostanoids are also commonly used to treat patients with evidence of right heart failure. While existing treatments have led to significant improvements in time to clinical worsening and other composite endpoints in PAH patients, none directly alter the underlying disease process. The effect of vasodilation, while improving blood flow through the lungs, may eventually be overtaken by the worsening cellular proliferation and arterial remodeling underlying the condition. We believe an agent with disease-modifying characteristics that safely addresses the underlying cellular overgrowth could provide utility across functional classes and risk categories.
Seralutinib Product Differentiation
Seralutinib is an inhaled kinase inhibitor designed to build on the evidence of efficacy seen in trials of imatinib while overcoming imatinib’s observed systemic safety and tolerability issues and improving on imatinib's kinase inhibitory profile. Seralutinib is designed to have a differentiated selectivity profile as compared to imatinib with increased potency against the PDGFRα isoform, ten-fold higher potency against the PDGFRβ isoform and c-KIT, and no activity against c-ABL or the tyrosine kinase, LCK. Additionally, seralutinib is multiple orders more potent against CSF1R, as compared to imatinib. We believe seralutinib has the potential to be a differentiated and disease-modifying PAH therapeutic that may provide:
•an improved response to PDGF-driven abnormal cell proliferation in pulmonary arteries by addressing the underlying mechanism that leads to arterial wall thickening;
•a more tolerable safety profile than systemic imatinib; and
•a convenient, simple and portable inhalation methodology and delivery system.
Clinical Development History of Seralutinib
Summary of Preclinical Program
Seralutinib inhibits both PGDFR α and β, and it inhibited and reversed cell overgrowth in lung blood vessels in a rat model of PAH, as shown below in Figure 1. This rat model replicates many features of human PAH, including the abnormal cell proliferation that can block the small vessels of the lung. Seralutinib substantially reduced the occlusive lesions in the small lung blood vessels in this model. Additionally, seralutinib demonstrated a statistically significant reduction in right ventricular systolic pressure as compared to placebo.
Figure 1. Reversed Vascular Remodeling by Seralutinib Through Inhibition of PDGFR
In a separate rat model of PAH, the SU5416 hypoxia model, seralutinib demonstrated a statistically significant reduction in circulating plasma NT-proBNP compared to placebo, while the difference between imatinib and placebo was not significant for this PAH biomarker. Seralutinib also restored rat lung BMPR2 expression to healthy levels, which was a statistically significant improvement as compared to placebo and imatinib. Irregularities in BMPR2 expression have been linked to PAH.

Summary of Completed Phase 1a Study
We completed Phase 1a SAD and MAD double-blind, placebo-controlled, randomized studies of orally inhaled seralutinib in 82 healthy adult volunteers. We assessed pharmacokinetics, or PK, parameters and safety. Seralutinib was well-tolerated, and there were no dose-limiting toxicities. No SAEs were reported, and no reported AEs led to study drug discontinuation. The most common AEs were throat irritation and cough, which were mild in severity and similar in incidence to placebo. Following single and multiple oral inhalations, seralutinib was rapidly absorbed into and cleared from the systemic circulation. Seralutinib exposure increased in a dose-proportional manner following single and multiple dose administration.
Summary of Completed Phase 1b PAH Clinical Trial
In December 2020, we announced initial topline results from the completed Phase 1b randomized, double-blind, placebo-controlled, multi-center trial of seralutinib in functional class II and III PAH patients. At the time of announcement, eight patients had completed the two-week blinded portion of the study. Enrollment for this study was temporarily paused due to the ongoing COVID-19 pandemic but was reopened in the third quarter of 2020. The primary outcome of this 2-week trial was safety and tolerability. Seralutinib was generally well tolerated in PAH patients, and all eight patients completed the 2-week study. There were no SAEs, and the most frequently reported AEs were mild-to-moderate cough and mild headache. Systemic PK was characterized by low systemic exposure and rapid drug clearance in PAH patients, which was consistent with PK data from the Phase 1a trials in healthy volunteers. Target engagement in PAH patients was demonstrated via whole blood CSF1R stabilization assay across all tested dose levels. Upon completion of the 2-week Phase 1b study, patients were given the option of entering into an open-label extension phase.
Summary of Ongoing Phase 2 PAH Clinical Trial (TORREY Study)
In December 2020, we commenced the Phase 2 TORREY trial, a randomized, double-blind, placebo-controlled, multi-center clinical trial in PAH patients. We are enrolling approximately 80 functional class II and III PAH patients who are on background therapy, including patients on triple therapy. Patients will be randomized in a 1:1 fashion to seralutinib and placebo. Patients will remain on their background PAH therapies throughout the trial. The primary endpoint of the TORREY trial is change from baseline in pulmonary vascular resistance at week 24, with a key secondary endpoint of change from baseline to week 24 in 6MWD, although the trial is not powered for statistical significance in 6MWD. We are also assessing relevant safety endpoints and exploratory endpoints, including changes in echocardiogram readings, functional class, and biomarkers, such as NT-proBNP. We have implemented COVID-19 mitigation plans related to this trial, including opening more sites, spread regionally across the globe, and incorporating countries less impacted by the pandemic. Upon completion of the 24-week TORREY trial, patients will have the option of entering a stand-alone open-label extension study. Topline results from the TORREY trial are expected in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic.
GB004 (HIF-1α Stabilizer)
GB004 is a novel, gut-targeted, oral small molecule being developed for the treatment of IBD including UC and CD. GB004 stabilizes HIF-1α through the inhibition of PHDs, key enzymes involved in HIF degradation. Preclinical data from animal models of IBD demonstrated that HIF-1α stabilization restores intestinal epithelial barrier integrity and function and results in immunomodulatory effects that we believe are important in reducing inflammation and enhancing mucosal healing in IBD patients. We have completed Phase 1 SAD and MAD studies in healthy volunteers and a Phase 1b study in patients with active UC, and GB004 was generally well tolerated. In a 28-day Phase 1b clinical trial in patients with active UC, GB004 was well-tolerated, demonstrated a gut-targeted PK profile, showed evidence of target engagement, and initial signs of potential clinical efficacy were observed. We commenced the Phase 2 SHIFT-UC trial in patients with active mild-to-moderate UC in October 2020. Topline results from this trial are expected in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We in-licensed GB004 from Aerpio in June 2018 and retain worldwide rights.
Mechanism of Action
Stable expression of HIF-1α results in translocation to the nucleus and induces expression of genes known to promote epithelial integrity and mucosal barrier function. When oxygen levels within the cell and tissue are normal, HIFs are rapidly degraded by PHD enzymes. However, when oxygen levels are low, as in hypoxia in inflamed intestinal epithelium, HIF-1α accumulates in the cytoplasm and translocates to the nucleus. HIF-1α binds to constitutively expressed HIF-1β in the nucleus and drives the expression of hypoxia-induced genes, which improve oxygen delivery, regulate the glycolytic pathway, reduce cellular apoptosis, and upregulate epithelial barrier integrity. The state of chronic tissue injury in patients with IBD leads to dysregulation of HIF stability, which can lead to epithelial apoptosis, disruption of the intestinal wall barrier and inflammation.

Through inhibition of PHDs, GB004 stabilizes HIF-1α in preclinical models and in studies of healthy volunteers and patients with active UC. This stabilization results in an increase in the activation of HIF-1α mediated protective pathways. In preclinical rodent models of colitis, GB004 demonstrated statistically significant restitution of the epithelial barrier and mucosal healing as compared to placebo, with similar improvements to dexamethasone, a corticosteroid used for the treatment of moderate-to-severe IBD. Gut biopsies from patients with active UC in our Phase 1b trial showed increased expression of genes associated with HIF-1α stabilization and enhanced epithelial barrier function, such as tight junction protein 1, or TJP1, and Claudin 1, or CLDN1, and evidence of reduced gut epithelial neutrophil activity in the GB004 group compared to placebo.
Modulation of HIF stability is being evaluated in other diseases contexts, including in the treatment of anemia due to chronic kidney disease. The systemic PHD inhibitors being developed in this setting have on-target effects of increased erythropoietin, or EPO, and vascular endothelial growth factor, or VEGF. As this would be an undesirable effect in patients with IBD, we have designed GB004 to be gut-targeted, with multi-fold higher concentrations in the gut than in the periphery. In our Phase 1 healthy volunteer trials and in our Phase 1b trial in patients with active UC, no differences in plasma EPO or VEGF levels were observed for GB004 relative to placebo or with respect to GB004 dose.
In addition to promoting the expression of protective pathways, HIF-1α is also an important modulator of the innate and adaptive immune response. Stabilized HIF-1α increases antimicrobial peptides, factors that protect the host from infection. HIF-1α may also be critical for directly regulating immune cell function in the local inflammatory response, which may lead to the reduction of inflammation in IBD.
Overview of IBD
IBD refers to two conditions, UC and CD, which are characterized by chronic inflammation of the gastrointestinal, or GI, tract. Global epidemiology of IBD varies greatly from region to region. Although the incidence of IBD has remained stable or fallen in western countries over the last 2 decades, it is currently on a sharp rise in developing, newly industrialized areas. Due to the chronic nature of IBD, prevalence rates continue to grow slowly across Europe and North America, and IBD is estimated to affect up to 0.5% of the population in many countries.
Ulcerative Colitis
UC is characterized by chronic mucosal inflammation and loss of epithelial barrier function, and both contribute to disruption of local immune homeostasis in the colon. UC follows a relapsing / remitting disease course. The primary cause of UC is not precisely known but may include environmental, dietary and genetic factors, or it may be related to the gut microbiome.
Typically presenting as abdominal pain, bloody diarrhea and fecal urgency / incontinence, UC is associated with a notable psychosocial burden; the symptoms of UC negatively impact patients’ physical and mental well-being and their ability to work, socialize, and maintain relationships. This impact tends to increase with disease severity, with up to 20% of patients experiencing acute, severe UC requiring hospitalization. Notably, due to chronic inflammation associated with UC, the risk of colorectal cancer is 2.4 times higher in patients with UC as compared with the general population.
Crohn’s Disease
CD is a chronic, inflammatory condition that involves the full thickness of the wall of the GI tract and is characterized by erosions, strictures and perforations of the intestine. Symptoms include diarrhea, abdominal pain, blood in the stool, and weight loss. Maintaining symptomatic control and obtaining remission are critical to minimizing short-term and long-term complications and to improving the outcomes and quality of life for patients with CD. The natural course of CD is a progression from inflammation of the mucosa to stricture formation of the intestine and of mucosal penetration or fistula formation, with the risk of stricture and fistula increasing with the duration of CD.
Overview of the IBD Market
Approximately three million Americans report being diagnosed with either UC or CD. The current biologic market is dominated by the anti-TNF antibodies Humira, marketed by AbbVie Inc., and Remicade, marketed by Janssen Pharmaceuticals, Inc., or Janssen, and the growing share of the anti-integrin antibody Entyvio, marketed by Takeda Pharmaceuticals America, Inc.

Treatment Paradigm in IBD
Treatment of IBD consists mainly of immunosuppressive therapies. Treatment choices depend on the patient’s disease severity and responsiveness to therapy. Medications that treat mild-to-moderate IBD are generally well tolerated. However, as the severity of IBD increases, the potential toxicities of the medications required to manage the disease also increase. For example, treatment of mild-to-moderate patients typically starts with topical agents, such as 5-aminosalicylic acid, or 5-ASA. For those IBD patients who do not respond to 5-ASAs, or those with more severe disease, corticosteroids are generally used to induce clinical remission. However, longer-term treatment with corticosteroids is associated with multiple adverse effects.
Patients with moderately to severely active IBD, who become nonresponsive or intolerant to corticosteroids, are treated with immunomodulators, biologics or a Janus kinase, or JAK, inhibitor. Immunomodulators show a delay in onset of action of one to three months and can result in neutropenia, pancreatitis, nephrotoxicity and hepatotoxicity. Therefore, the treatment of IBD patients with moderate-to-severe active disease is dominated by anti-TNF biologics. This paradigm is shifting because of the approval of agents in other classes, such as an anti-integrin, an anti-IL-12 / IL-23 and a JAK inhibitor. There is potential that the approval of biosimilar anti-TNF biologics moves the class further up in the treatment paradigm. Additional immune suppressive therapies for the treatment of IBD are expected in the coming years with the anticipated introduction of oral S1P1 inhibitors and additional oral JAK inhibitors.
GB004 Product Differentiation
GB004 is designed to be gut-targeted with higher intestinal exposure than systemic exposure. In IBD animal models, GB004 has demonstrated greater accumulation of HIF-1α than HIF-2α which may lead to restoration of epithelial barrier function and resolution of inflammation, while avoiding the potential adverse effects of increased EPO. In the Phase 1b study in patients with active UC, GB004 showed rapid clearance from systemic circulation, suggesting gut-targeted PK, and multi-fold higher concentrations of drug in the gut as compared to the plasma after eight hours of dosing. Additionally, in this study, GB004 continued to demonstrate no effects on systemic EPO or VEGF.
GB004 is distinct, and may have a differentiated profile, from the immunomodulatory or immunosuppressive mechanisms of approved IBD medicines and those in late-stage development. By reducing local inflammation and potentially restoring intestinal epithelial barrier function and restitution through GB004’s gut-targeted nature and preferential stabilization of HIF-1α, we believe GB004 could improve outcomes for IBD patients. We believe this mechanism has potential as a standalone therapeutic as well as a combination therapy with other therapeutic mechanisms in IBD.
Clinical Development History of GB004
Summary of Completed Phase 1 Clinical Studies in Healthy Volunteers
GB004 was evaluated by Aerpio in a first-in-human Phase 1 SAD study in healthy male volunteers. The primary objective of the study was to evaluate the safety and tolerability of ascending dose levels of GB004 after single oral administrations. The secondary objective was to characterize PK. A total of 40 subjects were randomized into five cohorts with 8 subjects each. All subjects completed the study. The five dose levels evaluated in this study were 20 mg, 60 mg, 120 mg, and 240 mg in 50 ml of solution and 240 mg in 100 ml of solution. GB004 was generally well tolerated. No SAEs occurred. There were no differences in systemic levels of VEGF and EPO between GB004 and placebo.
GB004 was also evaluated in a randomized, double-blind, placebo-controlled, MAD study to assess the safety, tolerability, PK and pharmacodynamic, or PD, effects in healthy male and female volunteers. A total of 42 subjects were randomized to GB004 or placebo. Evaluated dose levels of GB004 solution were 60 mg, 120 mg and 240 mg per day. All GB004 doses evaluated in this study were well tolerated. No SAEs occurred. The PK profile for GB004 was consistent with its intended preferential exposure in the gut. There were no differences in systemic levels of VEGF and EPO between GB004 and placebo. GB004 engaged the target and stabilized HIF-1α, as demonstrated by upregulated gene expression in the gut.
GB004 was also evaluated in a randomized, double-blind, placebo-controlled Phase 1a study to assess the safety, tolerability, PK and PD, effects of various doses and formulations in healthy male and female volunteers. Volunteers received daily doses of 120 mg solution or placebo, or up to 240 mg tablet, or up to 240 mg delayed-release tablet, or placebo for 7 days. All formulations of GB004 were generally well tolerated, and in this study, the tolerability of 240 mg tablet was comparable to the 120 mg solution dose. No SAEs occurred. There were no differences in systemic levels of VEGF and EPO between GB004 and placebo. In the Phase 2 SHIFT-UC trial, Gossamer will be utilizing a tablet formulation of GB004.

Summary of Completed Phase 1b Clinical Trial in UC
The Phase 1b study was designed to evaluate the safety, tolerability and PK of a 120 mg once-daily dose of GB004 in a solution formulation over a 28-day treatment period in UC patients with active disease despite treatment with 5-ASA therapy. In addition, PD and clinical activity were studied as exploratory measures. 34 patients were randomized 2:1 to receive either GB004 (n=23) or placebo (n=11). GB004 was generally well tolerated during the study with no effects on systemic EPO or VEGF observed, relative to placebo. The most frequent AEs experienced by patients on the GB004 group were nausea and dysgeusia, all of which were mild in severity, aside from one case of moderate nausea. All patients completed the study, except for a single patient in the GB004 group who experienced an SAE of worsening UC, which was deemed by the investigator to be unrelated to study drug.
GB004 demonstrated a gut-targeted PK profile with rapid clearance from systemic circulation and multi-fold higher concentrations of drug in the gut, as compared to the plasma after eight hours of dosing. Data from gut biopsies showed increased expression of genes associated with HIF-1α stabilization and enhanced epithelial barrier function, such as TJP1 and CLDN1, and evidence of reduced gut epithelial neutrophil activity in the GB004 group compared to placebo. While this four-week study was not powered to show differences in clinical outcomes, several encouraging trends related to treatment with GB004 were observed at day 28. Mucosal healing, defined as the achievement of both histologic remission and endoscopic improvement in the sigmoid or rectum, was observed in four of 23 patients (17.4%) in the GB004 group compared to zero of 11 patients in the placebo group. Ten of 23 patients (43.5%) in the GB004 group achieved histologic remission in either the sigmoid or rectum compared to two of 11 patients (18.2%) in the placebo group. Favorable trends were also observed in clinical response (6/20 [30.0%] vs. 2/11 [18.2%]) and improvement in the rectal bleeding sub-score (13/21 [61.9%] vs. 5/11 [45.5%]). Rectal bleeding resolution was seen in 12 of 21 (57.1%) patients receiving GB004 vs. four of 11 placebo patients (36.4%). One patient in the GB004 group achieved clinical remission; no patients in the placebo group achieved clinical remission.
Summary of Ongoing Phase 2 Clinical Trial in UC (SHIFT-UC Study)
In October 2020, we commenced the Phase 2 SHIFT-UC trial, a randomized, double-blind, placebo-controlled, multi-center clinical trial in UC patients with active mild-to-moderate UC. We are enrolling approximately 195 patients with active mild-to-moderate UC disease despite treatment with 5-ASA therapy. Patients will be randomized in a 1:1:1 ratio to one of two doses of GB004 in tablet form and placebo. Patients are required to remain on stable background 5-ASA therapy throughout the study. The primary endpoint of the SHIFT-UC study is clinical remission at week 12, with secondary endpoints including clinical response, histological remission, endoscopic improvement and mucosal healing. The study will also evaluate these endpoints at week 36. We are also assessing relevant safety endpoints and exploratory endpoints. Patients may also enter an open-label extension upon completion of the placebo-controlled period or by meeting disease activity criteria during the placebo-controlled period at or after week 12. Topline 12-week results from the SHIFT-UC trial are expected in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic.
GB1275 (CD11b Modulator)
GB1275 is an oral, small molecule, CD11b modulator in clinical development for the treatment of oncology indications. CD11b and CD18 are members of the integrin family of cell adhesion receptors that combine to form the functional adhesion receptor CD11b / CD18, also known as Mac-1, CR3 or alpha-M beta-2, on cell surfaces. CD11b is highly expressed on myeloid cells of the immune system, including TAMs and MDSCs, which play a significant role in promoting tumor growth, immune evasion and metastasis. Increased presence of CD11b positive MDSCs in tumors is observed across multiple tumor types and is associated with poor prognosis in multiple cancers. GB1275 is currently being tested in an ongoing Phase 1/2 clinical trial (KEYNOTE-A36) for the treatment of selected solid tumor types. In the fourth quarter of 2019, we announced a clinical trial and supply agreement with Merck to evaluate the combination of GB1275 and pembrolizumab (Keytruda) in advanced solid tumors, as part of the ongoing Phase 1/2 clinical trial. In this ongoing Phase 1/2 clinical trial, oral GB1275 alone and in combination with pembrolizumab, up to 1,200mg BID, has been generally well tolerated. To date, one PR has been observed in a patient with MSS CRC, and biomarker data suggest that GB1275, alone or in combination with pembrolizumab, may modulate myeloid cell biology in the TME, inducing a more inflamed tumor phenotype. We expect to report further data from this trial in 2021. The FDA and the EMA have granted GB1275 orphan drug designation for the treatment of patients with pancreatic cancer. We retain worldwide rights to GB1275.
Mechanism of Action
The introduction of immune checkpoint therapies has revolutionized the treatment of many cancers in recent years. Despite this, the effectiveness of approved immunotherapies has been limited to a minority of patients in only a small number of approved indications, and many cancers show little to no response to checkpoint therapy. In many cancers, innate immune cells, such as TAMs and MDSCs, are recruited into the TME, where they induce a suppressive state which down-

regulates the activation and infiltration of cytotoxic T lymphocyte, or CD8+ T cells. The result is an immunologically ‘cold’ tumor state, which allows for tumor growth and metastasis, ultimately resulting in reduced survival.
GB1275 is being developed to address the immunological state leading to cold tumors, which state down-regulates the activation and infiltration of tumor-killing cytotoxic CD8+ T cells in the TME. GB1275 binds to CD11b on TAMs and MDSCs, and preclinical data showed that GB1275 reduced tumor influx of CD11b-positive MDSCs and re-polarized immuno-suppressive (M2) TAMs towards the pro-immune M1 phenotype. These pharmacodynamic effects have the potential to convert the TME from an immunosuppressive / cold state to an immunologically hot, or active state, which would ultimately allow the influx of activated, tumoricidal CD8+ T cells.
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
Clinical Development Plan in Selected Solid Tumors
Summary of Ongoing Phase 1/2 Clinical Trial (KEYNOTE-A36 Study)
We commenced a Phase 1/2 open-label, multi-center trial (KEYNOTE-A36 Study) with GB1275 in the third quarter of 2019. The Phase 1 portion of the trial is studying patients with selected tumor types, including pancreatic adenocarcinoma, esophageal adenocarcinoma, esophageal squamous cell carcinoma, gastric adenocarcinoma, gastroesophageal junction adenocarcinoma, triple negative breast cancer, castration-resistant prostate cancer and MSS CRC. The Phase 1 portion of the trial consists of dose escalation of GB1275 monotherapy, dose escalation in combination with pembrolizumab (Keytruda), and in patients with pancreatic adenocarcinoma, dose escalation in combination with standard-of-care chemotherapy. The dose escalation portion of the Phase 1 has been completed, and the study will enroll up to 40 patients in a Phase 1 expansion cohort, studying the recommended Phase 2 dose, in patients with gastric or esophageal cancer that have progressed after initial response to anti-PD-1 therapy and patients with advanced MSS CRC. Subject to the results of the Phase 1 expansion cohort, the Phase 1 portion of the trial will be followed by a Phase 2 basket expansion phase in patients with specified metastatic solid tumors. The primary endpoints of the Phase 1 portion of the trial are safety, tolerability and PK. The primary endpoint of the Phase 2 portion of the trial is objective response rate.
Clinical safety data to date from the Phase 1 portion of the ongoing Phase 1/2 clinical trial suggest that GB1275 alone and combined with pembrolizumab, up to 1,200 mg BID, has been generally well tolerated in these clinical trials. The maximum tolerated dose of GB1275 has not been reached, and no significant overlapping toxicities between GB1275 and pembrolizumab were observed, suggesting that GB1275 can be safely combined with pembrolizumab. Encouraging anti-tumor activity has been observed, particularly at GB1275 doses greater than or equal to 800 mg BID in tumor types that are known to be less responsive to checkpoint inhibitors, including triple negative breast cancer, castration-resistant prostate cancer, MSS CRC or gastric cancer. As of October 14, 2020, seven cases of prolonged stable disease (greater than 84 days) have been observed, among which one MSS CRC patient subsequently had a PR. Five of these seven cases have occurred at doses 800mg BID or greater. Biological activity, including the down-regulation of peripheral MDSCs, the increase in tumor-infiltrating lymphocytes, and CD8+ T cell changes in tumor tissue, was observed with GB1275 alone and in combination with pembrolizumab, supporting the mechanism of action of GB1275 in modulating myeloid cell biology in the TME, potentially to enhance anti-tumor response when it is combined with a checkpoint inhibitor. We expect to release additional data from this trial in 2021. Further clinical development of GB1275 in cancer indications will be informed by the results of the ongoing Phase 1/2 study.
GB001 (DP2 Antagonist)
GB001 is an oral DP2 antagonist in development for the treatment of moderate-to-severe eosinophilic asthma. GB001 has been studied in over 800 subjects who have received at least one dose in completed clinical trials to date and has been generally well tolerated up to a dose of 40 mg. In the global Phase 2b LEDA study, GB001 showed a consistent numeric reduction in odds of 32-35% across all three dose groups in proportion of patients with asthma worsening by week 24, as compared to placebo, which was the primary endpoint of the clinical trial, but these results were not statistically significant for any of three dose groups. Additionally, in the same clinical trial, GB001 showed a nominally statistically significant reduction in time-to-first asthma worsening for the 20 mg and the 60 mg dose groups of GB001, as compared to placebo, which was the key secondary endpoint. The 40 mg dose of GB001 also demonstrated a numeric improvement, as compared to placebo, but this result was not statistically significant. One adverse event of interest was an SAE of liver chemistry elevations meeting Hy’s Law criteria in the GB001 60 mg group. The patient was asymptomatic during the event, which was reversible and resolved without sequelae. In a Phase 2 clinical trial conducted in Japan, GB001 showed a statistically significant improvement in time-

to-first asthma worsening compared to placebo. A single SAE, intrahepatic cholestasis, a liver disorder, deemed by the investigator likely to be related to study drug was observed in a Japanese patient who had received a 160 mg dose of GB001 in a Phase 1 clinical trial conducted by Teijin. The patient had GB001 exposure levels approximately three to five times higher than the other patients receiving the 160 mg dose. We engaged with the FDA and the EMA about the clinical development path in asthma, and based off those interactions, we believe that there is a viable clinical development path for GB001, or its backup molecule, in asthma. We do not currently plan to move forward with GB001, or its backup molecule, in further clinical trials without a partner. As previously announced, we do not plan to continue further development of GB001 in CRS. We retain worldwide rights to GB001, excluding Japan.
Mechanism of Action
DP2, also known as CRTh2, is a receptor for prostaglandin D2, or PGD2, a lipid mediator produced mainly by mast cells. DP2 is primarily responsible for mediating the pro-inflammatory effects of PGD2, including:
•the activation of T helper 2, or Th2, cells, ILC2 cells, basophils and eosinophils;
•the stimulation of type 2 cytokine production, including IL-4, IL-5 and IL-13, by Th2 cells; and
•the increased expression of adhesion molecules on eosinophils and basophils.
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
Aberrant Th2 cell activation and resulting type 2 cytokine production have been shown to play a prominent role in various allergic and inflammatory disorders beyond eosinophilic asthma, including chronic rhinosinusitis, or CRS, chronic spontaneous urticaria, eosinophilic esophagitis and atopic dermatitis.
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
Clinical Development History of GB001
We acquired GB001 through our acquisition of Pulmagen Therapeutics (Asthma) Limited, or Pulmagen, a wholly-owned subsidiary of our AA BioPharma Inc. subsidiary, in January 2018, after its partner, Teijin, completed a positive Phase 2, proof-of-concept clinical trial in Japanese patients. We have worldwide rights, outside of Japan, to all of the data from the two Phase 2 clinical trials conducted by Pulmagen and Teijin described below. In addition, Gossamer has completed two Phase 2 trials with GB001 for the treatment of asthma and CRS. Over 800 subjects have received at least one dose of GB001 in completed clinical trials to date.

Summary of Pulmagen and Teijin Phase 1 Clinical Trials
In Phase 1 studies conducted by Pulmagen and Teijin, GB001 demonstrated safety and PD parameters consistent with the DP2 drug class. Most treatment emergent adverse events, or TEAEs, were mild or moderate and were considered not related to study drug. A single SAE deemed by the investigator likely to be related to study drug was observed in a Japanese patient who had received a 160 mg dose of GB001, which is eight times higher than the highest dose Teijin tested in its Phase 2 clinical trial conducted in Japan. The patient experienced intrahepatic cholestasis, which resolved after treatment discontinuation. At the time of the intrahepatic cholestasis, the patient had GB001 exposure levels approximately three to five times higher than other patients receiving the 160 mg dose. Other than this SAE, there were no laboratory testing, physical exam or electrocardiographic findings that were considered to be clinically significant and related to GB001.
Summary of Completed Pulmagen Phase 2 Clinical Trial
In December 2014, Pulmagen completed a Phase 2 clinical trial of GB001, the primary objectives of which were (1) to evaluate the safety and efficacy of 20 mg GB001 once daily compared to placebo and an active comparator, montelukast, over a 10-week treatment period and (2) to evaluate the effect of the co-administration of 10 mg montelukast once daily with GB001 treatment in a two-week extension. The primary endpoint was improvement in forced expiratory volume in one second, or FEV1, over 10 weeks. The study enrolled 248 patients with mild-to-moderate asthma that were uncontrolled on low- or medium-dose ICS, randomized 1:1:1 to placebo, 20 mg GB001 once daily and 10 mg montelukast once daily. Patients were put on a standard medium-dose of ICS with and without LABA in a four-week lead-in to the study, during which they were also removed from their LABA, if applicable.
GB001 was generally well tolerated with a TEAE incidence similar to placebo, but the study did not meet its primary endpoint. Notably, neither the active comparator, montelukast, nor GB001, showed statistically significant differences in FEV1 improvement as compared to placebo. We believe the lack of statistically significant differences between the active treatment arms and placebo was primarily related to study design and execution issues related to patient selection, including adherence to ICS therapy, eosinophilic phenotype thresholds and disease severity.
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
GB001 was generally well tolerated in this trial, with adverse events consistent with placebo, including nasopharyngitis, gastrointestinal disorders and measures of blood and liver markers. No SAEs were observed in the GB001 treatment arms.
Summary of Completed Phase 2b Eosinophilic Asthma Clinical Trial (LEDA Study)
In October 2020, we announced topline results from the completed Phase 2b clinical trial (LEDA Study) of GB001 in moderate-to-severe eosinophilic asthma. The primary objective of this clinical trial was to evaluate the efficacy and safety of 20 mg, 40 mg, and 60 mg GB001 once daily relative to placebo when added to standard of care treatment. The LEDA study enrolled 480 patients with uncontrolled, moderate-to-severe eosinophilic asthma and assessed the effect of oral GB001 add-on therapy to standard of care over 24 weeks, comparing three dose groups of once-daily, oral GB001 (20 mg, n=120; 40 mg, n=118; and 60 mg, n=122) to placebo (n=120).
The primary outcome, asthma worsening, included five components and was chosen for its sensitivity in detecting deterioration in clinical outcome measures known to be correlated with exacerbations. Asthma worsening was a composite outcome defined as the occurrence of any one of the following at any time by Week 24: deterioration of morning peak expiratory flow, pre-bronchodilator FEV1, or asthma control as measured by the Asthma Control Questionnaire 5, relative to baseline; an increase in rescue medication use relative to baseline; or the occurrence of a severe asthma exacerbation, defined as deterioration of asthma that led to the use of systemic corticosteroids for at least 3 days, hospitalization, or an Emergency Department visit. This endpoint has previously been used in the context of steroid withdrawal studies, including a prior Phase 2 trial of GB001.
The primary endpoint of the trial was not met, though consistent and meaningful numeric reductions in the odds of asthma worsening as compared to placebo were observed across all GB001 groups: 33% (p=0.1425), 32% (p=0.1482), and 35% (p=0.1086), for the GB001 20 mg, 40 mg, and 60 mg groups, respectively. In addition, statistically significant improvements in the key secondary endpoint of time to first asthma worsening as compared to placebo were observed for GB001 20 mg and 60 mg (28% and 30% risk reduction, p=0.0466 and p=0.0304, respectively), with GB001 40 mg also demonstrating a numeric improvement (23%, p=0.1222). Numeric reductions for each GB001 group as compared to placebo were seen across all individual components of the asthma worsening endpoint. In addition to asthma worsening, the expected Phase 3 registrational endpoint of annualized severe exacerbation rate, or AER, was evaluated as a secondary endpoint. While AER is typically formally evaluated in large Phase 3 studies with a one-year duration, reductions as compared to placebo were seen for each GB001 group (GB001 20 mg: 20%; 40 mg: 25%; 60 mg: 11%), although the reductions were not statistically significant. Numeric improvements in lung function, as measured by morning peak expiratory flow and pre-bronchodilator FEV1, and asthma control, as measured by the Asthma Control Questionnaire were also observed for all three GB001 groups compared to placebo.
The incidence of adverse events was generally comparable across treatment groups: 65.8% placebo, 65.8% GB001 20 mg, 69.5% GB001 40 mg, and 68.0% GB001 60 mg. Adverse events of interest (liver chemistry elevations leading to study drug discontinuation) occurred more frequently in GB001 60 mg (4.1%, n=5) than placebo (0.8%, n=1), GB001 20 mg (0.8%, n=1), or GB001 40 mg (1.7%, n=2). One adverse event of interest was a SAE of liver chemistry elevations meeting Hy’s Law criteria in the GB001 60 mg group. The patient was asymptomatic during the event, which was reversible and resolved without sequelae.
Completed Phase 2 Chronic Rhinosinusitis Clinical Trial (TITAN Study)
The TITAN trial enrolled 97 patients with CRS with and without nasal polyps and assessed treatment with GB001 40 mg as compared to placebo over 16 weeks. Neither the primary nor the secondary endpoints of the trial were met. The safety and tolerability of GB001 40 mg was generally consistent with that observed in the LEDA Study. We do not plan to continue further development of GB001 in CRS.
Our Research Capabilities and Preclinical Programs
We currently have multiple programs in preclinical development. We are continuing to build our research capabilities, specifically focusing on our areas of expertise within immunology, inflammation and oncology, in order to advance new programs into the clinic, as well as to optimize our existing programs. We have six programs in preclinical development, and we expect at least one additional product candidate to enter clinical trials within the next 12 months.
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
We expect to face competition from existing products and products in development for each of our product candidates. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH patients. We expect competition in this patient set will include prostanoids, available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Arena Pharmaceuticals, Inc. and United Therapeutics), sotatercept (Acceleron Pharma, Inc.), RVT-1201 (Altavant Sciences, Inc.), PB1046 (PhaseBio Pharmaceuticals Inc.), MK-5475 (Merck) and GMA310 (Gmax Biopharm LLC). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including those from Tenax Therapeutics, Aerovate Therapeutics and Aerami Therapeutics / Vectura Group.
GB004 is a HIF-1α stabilizer with the potential to restore epithelial barrier function in patients with IBD. Patients with mild to moderate UC can initially be maintained in remission using a 5-ASA. For those patients who do not respond to 5-ASA, or those with more severe and / or extensive disease at diagnosis, corticosteroids are generally the next line of treatment. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine and 6-mercaptopurine. The treatment of severe patients is dominated by anti-TNF biologics, though the paradigm is shifting because of the approval of agents in other classes, such as anti-integrin, IL-12 / IL-23, and JAK inhibitors. There is potential that the approval of biosimilar anti-TNF biologics moves the class further up in the treatment paradigm. Further disruption is expected in the coming years through the introduction of oral S1P1 inhibitors and additional oral JAK inhibitors.
GB1275 is a CD11b modulator for the treatment of cancer indications. To our knowledge, there are no other CD11b modulator programs in clinical development for oncology. Our initial targeted cancer indications for GB1275 include pancreatic, gastric, esophageal, prostate, triple negative breast cancer and colorectal. Treatment for patients in these indications has historically included chemotherapy, radiation, targeted therapy and surgery. In recent years immune checkpoint inhibitors have received approvals, including Keytruda (pembrolizumab / Merck) and Tecentriq (atezolizumab / Bristol-Myers Squibb), for the treatment of some of these difficult to treat cancer indications, including gastric and esophageal cancers (Keytruda) and triple negative breast cancer (Tecentriq). In addition to current standard of care, we may face competition from compounds with novel mechanisms of action that are currently in clinical development, including compounds targeting the CCR2, CCR5, CSF1R and CXCR2 pathways.
GB001, in development for the treatment of moderate-to-severe eosinophilic asthma, is an oral DP2 antagonist, a class of medicines with no currently approved agents. However, other DP2 antagonists are currently in development by Chiesi Farmaceutici S.p.A., Merck, Sunshine Lake Pharma Co., Ltd., Idorsia Pharmaceuticals Ltd., ZAI Lab Ltd. and CSPC ZhongQi Pharmaceutical Technology Co., Ltd. If approved, we will also face branded competition from existing biologics, including Xolair (omalizumab / anti-IgE, marketed by Genentech and Novartis) and Dupixent (dupilumab / anti-IL-4 / IL-13, marketed by Regeneron Pharmaceuticals, Inc. and Sanofi S.A.), for moderate-to-severe asthma, and Nucala (mepolizumab / anti-IL-5, marketed by GlaxoSmithKline), Cinqair (reslizumab / anti-IL-5, marketed by Teva Pharmaceutical Industries Ltd.), and Fasenra (benralizumab / anti-IL-5R, marketed by AstraZeneca Pharmaceuticals LP) for severe eosinophilic asthma. We will also face competition from generic montelukast, which is utilized in mild-to-moderate patients. Several other agents are advancing in clinical trials for moderate and / or severe asthma, including tezepelumab (anti-TSLP; Amgen Inc. / AstraZeneca), REGN3500 (anti-IL-33R; Regeneron), masitinib (anti-c-kit / PDGF; AB Science S.A.) and Dexpramipexole (dopamine receptor agonist, Knopp Biosciences LLC).
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
License Agreements
Pulmokine
In October 2017, we entered into a license agreement, or the Pulmokine Agreement, with Pulmokine, Inc., under which we were granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine, including intellectual property rights co-owned by Pulmokine and Gilead Sciences, to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. We also have the right to sublicense our rights under the Pulmokine Agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize at least one licensed product in the United States and in at least two countries in the European Union.

Under the terms of the Pulmokine Agreement, we made an upfront payment of $5.5 million and a milestone payment of $5.0 million to Pulmokine and are obligated to make future development and regulatory milestone payments of up to $58 million, commercial milestone payments of up to $45 million, and sales milestone payments of up to $190 million. We are also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if we choose to sublicense or assign to any third parties our rights under the Pulmokine Agreement with respect to a licensed product, or our seralutinib operating subsidiary undergoes a change of control, we must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction.
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
Under the terms of the Aerpio Agreement, we made an upfront payment of $20 million to Aerpio in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, we entered into an amendment to the license agreement with Aerpio pursuant to which we made an upfront payment of $15.0 million to Aerpio for a reduction in future milestone payments and royalties. Under the amended license agreement, we are obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. We are also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from a low- to mid-single-digits, subject to certain customary reductions. In addition, if we choose to sublicense or assign to any third parties our rights under the Aerpio Agreement with respect to any licensed product or if our GB004 operating subsidiary undergoes a change of control and the value of such transaction exceeds a specified value, we have an option to pay a specified percentage of all revenue to be received in connection with such transaction, and if we exercise the option Aerpio will no longer be paid the development, regulatory, commercial or sales milestones or royalties on the sales of licensed products under the agreement. If we do not exercise our buy-down option with respect to a sublicense or assignment of our rights under the Aerpio Agreement or with respect to a change of control of our GB004 operating subsidiary, Aerpio will have an option to receive a specified percentage of all revenue received in connection with such transaction, and if Aerpio exercises the option Aerpio will no longer be paid the development, regulatory, commercial or sales milestones or royalties on sales of licensed products under the agreement.
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
Seralutinib
As of December 31, 2020, with respect to seralutinib, we have exclusively licensed one issued U.S. patent and a number of pending applications in other jurisdictions owned by Pulmokine directed to method of use claims, which, if issued, are not due to expire before 2037, excluding any additional term for patent term extension. We also have exclusively licensed four issued U.S. patents co-owned by Pulmokine and Gilead Sciences, Inc., which are not due to expire before 2034, excluding any additional term for patent term extension; five pending U.S. patent applications, which, if issued, are not due to expire before 2034, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, Canada, the European Patent Convention and Japan, and pending applications in Australia, Canada, China, the European Patent Convention and Japan. These patents and patent applications are directed to seralutinib compound, formulation and method of use claims.
GB004
As of December 31, 2020, with respect to GB004, we have exclusively licensed from Aerpio ten issued U.S. patents directed to compound, pharmaceutical composition and method of use claims, eight of which are not due to expire before 2030, and one, directed to synthetic method claims, is not due to expire before 2035, excluding any additional term for patent term extension; two pending U.S. patent applications directed to compound and method of use claims, which, if issued, are not due to expire before 2030, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions. The patents and pending patent applications directed to compound, pharmaceutical composition and method of use claims in other jurisdictions, and which are not due to expire before 2030, include issued patents in Australia, Canada, China, the European Patent Convention, India, Japan, Mexico, New Zealand and South Korea, and pending patent applications in Brazil, the European Patent Convention, India, Mexico and South Korea. The patents and pending patent applications directed to synthetic method claims in other jurisdictions, and which are not due to expire before 2035, include pending patent applications in China, the European Patent Convention, India and Japan.
GB1275
As of December 31, 2020, we owned one issued U.S. patent directed to compound, pharmaceutical composition and method of use claims for GB1275, which, if issued, is not due to expire before 2036, excluding any additional term for patent term extension, and a number of corresponding patent applications pending in other jurisdictions, including Australia, Brazil, Canada, China, the European Patent Convention, Israel, Japan, Mexico, New Zealand, Singapore and South Korea, also directed to compound, pharmaceutical composition and method of use claims for GB1275.
GB001
As of December 31, 2020, with respect to GB001, we owned one issued U.S. patent directed to compound and pharmaceutical composition claims, which is not due to expire before 2026, excluding any additional term for patent term extension, and a number of patents in other jurisdictions, including issued patents in Australia, Canada, China, the European Patent Convention, India, Mexico, New Zealand, Russia, and Brazil directed to compound and pharmaceutical composition claims. As of December 31, 2020, we owned one U.S. patent directed to compound claims, which is not due to expire before 2037, excluding any additional term for patent term adjustment or extension, and a number of pending patent applications in other jurisdictions, including pending applications in Australia, Brazil, Canada, China, the European Patent Convention, India, South Korea, Mexico, New Zealand, Russia, and Taiwan directed to compound claims. As of December 31, 2020, with respect to a backup DP2 molecule, we owned three issued U.S. patent directed to compound and pharmaceutical composition claims, which are not due to expire before 2032, excluding any additional patent term extension, and a number of patents and pending patent applications in other jurisdictions, including issued patents in UK, France, Germany, China, Japan, Korea, Australia, Canada, New Zealand, Mexico and Israel, and pending patent applications in India and Brazil.
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
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice, or GLP, regulations and other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of an NDA;
•satisfactory completion of an FDA advisory committee review, if applicable;

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human volunteers and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. Sponsors sometimes designate their Phase 1 clinical trials as Phase 1a or Phase 1b. Phase 1b clinical trials are typically aimed at confirming dosing, pharmacokinetics and safety in larger number of patients. Some Phase 1b studies evaluate biomarkers or surrogate markers that may be associated with efficacy in patients with specific types of diseases.
•Phase 2: This phase involves clinical trials in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.
•Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling.
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
•a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
•two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;
•a drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
•any investigational drug, or device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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
In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. seralutinib has received orphan drug designation for the treatment of patients with PAH, and GB1275 has received orphan drug designation for the treatment of pancreatic cancer.
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
Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule.  In addition, there may be other efforts to challenge, repeal or replace the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The likelihood of success of these and other measures proposed by the former Trump administration is unclear, particularly in light of the new Biden administration. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements
Federal and state healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, and transparency laws and regulations.
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
U.S. Data Privacy & Security
In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state laws, such as the California Consumer Privacy Act, or the CCPA, and the California Privacy Rights Act, or the CPRA, govern the privacy and security of personal information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
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
To market a medicinal product in the European Economic Area, or EEA (which is comprised of the 28 Member States of the EU plus Norway, Iceland and Liechtenstein), we must obtain a Marketing Authorization, or MA. There are two types of marketing authorizations:
•the Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced therapy products, and medicinal products containing a new active substance indicated for the treatment certain diseases, such as AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

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
Privacy and data protection laws
We are also subject to laws and regulations in non-U.S. countries covering data privacy and the protection of health-related and other personal data. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal data that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal data such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
The General Data Protection Regulation, or GDPR, went into effect in May 2018. The GDPR imposes many requirements for controllers and processors of personal data of individuals within the EEA, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU and EEA Member States to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

Human Capital
We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
Our philosophy is to offer a comprehensive compensation and benefits package to support our greatest assets, our people, and our human capital resources objectives include, as applicable, identifying, attracting, retaining and motivating our highly qualified management and our clinical, scientific and other employees and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and motivate personnel through the granting of stock-based and cash-based compensation awards, in order to align our interests and the interests of our stockholders with those of our employees and consultants.
As of February 19, 2021, we had 195 full-time employees and one part-time employee. Of those 196 employees, 65, or 33%, have a Ph.D. or M.D., and 103, or 53%, are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
Summary Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in this Item 1A.
•We have a limited operating history, a history of losses and expect to incur additional losses in the future.
•We will require substantial additional financing to achieve our goals.
•Our business activities are expected to be adversely affected by the global COVID-19 pandemic.
•We depend heavily on the ability to successfully advance our product candidates through clinical development.

•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results.
•Our business may be adversely affected by difficulties or delays in enrolling patients in our current or planned clinical trials or the commencement or completion, or termination or suspension, of our current or planned clinical trials.
•We operate in a highly regulated industry and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
•We are dependent on third parties to conduct our pre-clinical and clinical trials.
•We are dependent on third parties to manufacture our pre-clinical and clinical product candidates.
•We may not be successful in entering into or maintaining collaborations, licenses and other similar arrangements.
•If approved, the success of our product candidates will depend on meeting ongoing regulatory obligations, market acceptance and adequate coverage by governmental authorities and insurers.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•Our results of operations may fluctuate significantly.
•Our business relies on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel.
•If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
•Our business relies on our ability to protect our intellectual property and our proprietary technologies.
•We must comply with our license agreements or we could lose our license rights to certain of our product candidates, including seralutinib and GB004.
•Our stock price is volatile, and investors may incur substantial losses.
•We are involved in securities class action litigation and could be subject in the future to securities class action litigation.
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. Seralutinib, GB004 and GB1275 are in active clinical development, while multiple other development programs remain in the preclinical or research stage. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 2, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $243.4 million and $180.3 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $577.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates, including our multiple preclinical product candidates, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.
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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of seralutinib, GB004 and GB1275, continue research and development, initiate clinical trials of our multiple other development programs, and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib, GB004, GB1275 and multiple preclinical product candidates. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months from the date this annual report is filed with the SEC. In particular, we expect that these funds will allow us to complete our ongoing Phase 2 clinical trial in PAH for seralutinib, our ongoing Phase 2 clinical trial in UC for GB004 and our ongoing Phase 1/2 clinical trial in oncology indications for GB1275. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in July 2020, we, and certain of our subsidiaries, as borrowers, amended our credit, guaranty and security agreement, or the Credit Facility, with MidCap Financial Trust, or MidCap, an agent and as a lender, and the additional lenders party thereto from time to time, or together with MidCap, the Lenders, pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded in May 2019. Under the Credit Facility, we have the ability to access the remaining $120.0 million in two additional tranches (of $60.0 million each), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
Our future capital requirements will depend on many factors, including:
•the type, number, scope, progress, expansions, results, costs and timing of, our clinical trials and preclinical studies of our product candidates which we are pursuing or may choose to pursue in the future;
•the costs and timing of manufacturing for our product candidates, including commercial manufacturing if any product candidate is approved;
•the costs, timing and outcome of regulatory review of our product candidates;
•the costs of obtaining, maintaining and enforcing our patents and other intellectual property rights;
•our efforts to enhance operational systems and hire additional personnel to satisfy our obligations as a public company, including enhanced internal controls over financial reporting;
•the costs associated with hiring additional personnel and consultants as our clinical activities increase;
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
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•costs associated with any products or technologies that we may in-license or acquire.
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
On May 2, 2019, we entered into the Credit Facility, as further amended in September 2019 and July 2020. The outstanding principal balance under the credit facility was $30.0 million as of December 31, 2020.
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
As of December 31, 2020, we have sold $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027, and, excluding intercompany indebtedness, we, including our subsidiaries, had approximately $75.8 million of additional indebtedness and other liabilities, including trade payables, of which approximately $28.7 million was secured indebtedness under our Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•making it more difficult or expensive for a third party to acquire us;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees, following the guidelines or directives issued by federal, state and local government agencies in the U.S. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including our Phase 2 clinical trials of seralutinib and GB004 and Phase 1/2 clinical trial of GB1275, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have delayed, such as the pause in enrollment in our Phase 1b clinical trial for seralutinib in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for how we will continue to enroll our Phase 2 clinical trials of seralutinib and GB004 are based on an assumption that clinical trial and healthcare activities begin to return to normal and clinical sites reopen or stay open in the first half of 2021. In particular with respect to seralutinib, some PAH clinical trial sites are currently closed or limited as PAH patients may be at a higher risk of COVID-19 complications than the general population. Therefore, our assumptions around enrollment timing may prove to be incorrect, in particular if COVID-19 continues to spread. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff for our Phase 2 clinical trials of seralutinib and GB004;
•delays or difficulties in enrolling patients in our clinical trials, including our Phase 2 clinical trials of seralutinib and GB004, especially if sites do not reopen to screen and enroll PAH patients;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, including;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;
•limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•interruptions or delays in the operations of the FDA, EMA or other regulatory authorities, including in receiving feedback or approvals from the FDA, EMA or other regulatory authorities with respect to future clinical trials or regulatory submissions;
•changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•refusal of the FDA or EMA to accept data from clinical trials in affected geographies; and
•difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols.
In addition, the spread of COVID-19 has had and may continue to severely impact the trading price of shares of our common stock and could impact our ability to raise additional capital on a timely basis or at all. The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our clinical trials, preclinical research, manufacturing and supply chains and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
We depend heavily on the success of seralutinib, GB004 and GB1275, which are in either Phase 1 or Phase 2 clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Our four clinical-stage product candidates are in Phase 1 or Phase 2 clinical development. We commenced a Phase 2 clinical trial of seralutinib in PAH in 2020, a Phase 2 clinical trial of GB004 in UC in 2020 and a Phase 1/2 clinical trial of GB1275 in oncology indications in 2019, and we completed a Phase 2b clinical trial of GB001 in moderate-to-severe eosinophilic asthma and a Phase 2 clinical trial of GB001 in CRS in 2020. As previously announced, we do not plan to continue further development of GB001 in CRS, and we do not currently plan to move forward with GB001, or its backup compounds, in further clinical trials without a partner.
Our assumptions about why these product candidates are worthy of future development and potential approval in these, or any, indications are based on data primarily collected by other companies. We also have preclinical product candidates that will need to progress through IND-enabling studies prior to clinical development. None of our product candidates have advanced into a pivotal study for the indications for which we are studying. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:
•successful enrollment in clinical trials and completion of clinical trials and preclinical studies with favorable results;
•acceptance of INDs by the FDA or similar regulatory filing by comparable foreign regulatory authorities for the conduct of clinical trials of our preclinical product candidates and our proposed design of future clinical trials;
•demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•receipt of marketing approvals from applicable regulatory authorities, including new drug applications, or NDAs, from the FDA and maintaining such approvals;
•making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•establishment and maintenance of patent and trade secret protection or regulatory exclusivity for our product candidates;
•maintaining an acceptable safety profile of our products following approval; and
•maintaining and growing an organization of people who can develop our products and technology.
Certain of our product candidates, including seralutinib, are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. Under FDA regulations, combination products are subject to current good manufacturing practice, or cGMP, requirements applicable to both drugs and devices, including the Quality System, or QS, regulations applicable to medical devices. Combination products are also subject to the Medical Device Directives and Standards in Europe. Problems associated with the device component of the combination product candidate may delay or prevent approval. If the manufacturer of the device products make modifications, or if we elect to change a device component or develop our own proprietary device component, we will need to perform validation testing and obtain FDA and other regulatory approval prior to using the modified device component. If the FDA or any other regulatory body fails to approve use of those modified devices or take significant enforcement action against the manufacturer, we would not be able to market or may have to suspend marketing our products in certain jurisdictions.
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
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. In addition, some of our assumptions about why our product candidates are worthy of future development and potential approval are based on data collected by other companies. Our product candidates may not have favorable results in later clinical trials, if any, or receive regulatory approval on a timely basis, if at all.
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
The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidates, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, we do not know how GB001 will perform in future clinical trials, if any. In the Phase 2b LEDA study, GB001 showed a consistent numerical reduction of 32-35% across all three dose groups in proportion of patients presenting with asthma worsening, as compared to placebo, which was the primary endpoint of the clinical trial, but these results were not statistically significant. Further, GB001 did not meet its primary or secondary endpoints in the TITAN Phase 2 study of GB001 in chronic rhinosinusitis. In addition, GB001 did not meet the primary efficacy endpoint of improvement in FEV1 over 10 weeks in the first Phase 2 clinical trial conducted by Pulmagen Therapeutics (Asthma) Limited, or Pulmagen, and the second Phase 2 clinical trial conducted by Pulmagen and its partner, Teijin, was limited to only Japanese patients. In October 2019, Novartis announced that its oral DP2 antagonist, fevipiprant, failed to improve lung function in a pair of Phase 3 clinical trials of patients with moderate asthma, and in December 2019, Novartis announced that the pooled analysis from a pair of pivotal Phase 3 clinical trials of patients with moderate-to-severe asthma did not meet the clinically relevant threshold for reduction in rate of moderate-to-severe exacerbation and that the results did not support further development of fevipiprant in asthma. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, our decision to advance seralutinib as a potential treatment for PAH is based in part on the efficacy of imatinib (Gleevec), a tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications, observed by Novartis in a Phase 3 clinical trial; however, we may not observe similar efficacy in our clinical trials of seralutinib. Moreover, this and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical development.
In addition, in May 2020 we reported promising topline results from our Phase 1b study of GB004 in patients with active mild-to-moderate UC, and we initiated a Phase 2 trial of GB004 in UC in October 2020. However, the Phase 1b study was not powered to show differences in clinical outcomes, and we may not observe positive efficacy data or safety results in our Phase 2 trial, including as a result of using a new oral tablet formulation versus the solution used in the Phase 1b study or different dosage strengths versus the doses used in the Phase 1b study.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. We are currently conducting a Phase 2 clinical trial of seralutinib in PAH patients, a Phase 2 clinical trial of GB004 in UC and a Phase 1/2 clinical trial of GB1275 in certain oncology indications. In addition, before we can initiate clinical development for our preclinical product candidates, we must submit the results of preclinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND application, and we may also be required to submit regulatory filings to foreign regulatory authorities to the extent we initiate clinical trials outside of the United States.
We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;
•obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•any failure or delay in reaching an agreement with contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval from one or more institutional review boards, or IRBs;
•IRBs refusing to approve, suspending or terminating a trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of a trial;
•changes to clinical trial protocol;
•clinical sites deviating from trial protocol or dropping out of a trial;
•manufacturing sufficient quantities of product candidate or obtaining sufficient quantities of combination therapies for use in clinical trials;
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials due to movement restrictions, heath reasons or otherwise resulting from the novel strain of coronavirus, COVID-19;

•subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;
•lack of adequate funding to continue a clinical trial;
•subjects experiencing severe or unexpected drug-related adverse effects;
•occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•a facility manufacturing our product candidates or any of their components, including the device component of orally inhaled seralutinib, being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
•any changes to our manufacturing process that may be necessary or desired;
•interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from a health epidemic such as COVID-19;
•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements; third-party contractors not performing data collection or analysis in a timely or accurate manner; or
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by PAH, which is our target indication for seralutinib, and we have encountered difficulties enrolling patients in our ongoing Phase 2 clinical trial and our previous Phase 1b study of seralutinib in PAH patients. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. For certain of our product candidates, including seralutinib, the conditions which we currently plan to evaluate are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our ability to activate clinical trial sites and decide to open enrollment for a given trial or commence a preclinical study may also be negatively affected by public health epidemics such as COVID-19. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
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
Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. We are currently conducting a Phase 2 randomized, double-blind, placebo-controlled, multi-center trial of seralutinib in functional class II and III PAH patients. Although seralutinib was well-tolerated in completed Phase 1a SAD and MAD studies and our completed Phase 1b study, our Phase 2 trial of seralutinib in PAH patients may reveal adverse events inconsistent with the safety findings observed to date. For example, in 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec) showed statistically significant improvement in its primary efficacy endpoint, but systemic toxicities were also observed. We cannot be certain that seralutinib will not exhibit similar toxicities. Additionally, while we have completed Phase 1 SAD and MAD studies in healthy volunteers and a Phase 1b trial in UC patients with active disease for GB004, it is likely that there may be side effects associated with its use. GB001 was generally well tolerated in doses up to 40 mg with a treatment-emergent adverse event rate similar to placebo in completed Phase 2 clinical trials. However, in Phase 1 studies conducted by Pulmagen and Teijin, a single serious adverse event deemed by the investigator likely to be related to GB001 was observed in a Japanese patient who had received a 160 mg dose. The patient experienced intrahepatic cholestasis, which resolved after treatment discontinuation. In addition, in the Phase 2b LEDA study, a serious adverse event in the GB001 60 mg group was observed. The patient experienced liver chemistry elevations meeting Hy’s Law criteria, which was reversible and resolved without sequelae. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.
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
In addition, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit approvals of such product;
•we may be required to recall a product or change the way such product is administered to patients;
•regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
•we may be required to change the way a product is distributed or administered, conduct additional clinical trials or change the labeling of a product or be required to conduct additional post-marketing studies or surveillance;
•we could be sued and held liable for harm caused to patients;

•sales of the product may decrease significantly or the product could become less competitive; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.
Although we have completed Phase 1 clinical trials for seralutinib and GB004 and Phase 2 clinical trials for GB001, we have not as an organization completed later-stage clinical trials or submitted an NDA, and we may be unable to do so for any of our product candidates.
We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market seralutinib, GB004, GB1275 or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA is a complicated process. As an organization, we have completed two Phase 2 clinical trials for GB001 and are conducting Phase 2 clinical trials for seralutinib and GB004 and a Phase 1/2 clinical trial for GB1275. We have not yet conducted any later-stage or pivotal clinical trials for our product candidates or begun clinical development for our multiple preclinical programs. We also have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of seralutinib, GB004, GB1275 or any other product candidate will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.
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
The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:
•such authorities may disagree with the design or implementation of our clinical trials;
•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;

•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials
•such authorities may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•approval may be granted only for indications that are significantly more limited than what we apply for and/or with other significant restrictions on distribution and use;
•such authorities may find deficiencies in the manufacturing processes or facilities of our third-party manufacturers with which we contract for clinical and commercial supplies; or the approval policies;
•regulations of such authorities may significantly change in a manner rendering our or any of our potential future collaborators’ clinical data insufficient for approval; or
•such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.
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
Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, financial condition, results of operations and prospects.
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
Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We also plan to conduct several clinical trials for multiple product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. For example, we have decided not to move forward with GB001, or its backup molecule, in further clinical trials without a partner, and, as previously announced, we do not plan to continue further development of GB001 in CRS. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Medicines Agency’s, or the EMA’s, Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. We have received orphan drug designation in the United States and the European Union for seralutinib for patients with PAH and in the United States and the European Union for GB1275 for patients with pancreatic cancer, and we may seek orphan drug designation for certain of our other product candidates. There can be no assurance that the FDA or the EMA’s Committee for Orphan Medicinal Products will grant orphan designation for any indication for which we apply or that we will be able to maintain such designation.
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
Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;
•foreign exchange fluctuations;
•compliance with foreign manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research; and
•diminished protection of intellectual property in some countries.
For example, effective January 31, 2020, the United Kingdom commenced an exit from the European Union, commonly referred to as “Brexit” and, following the expiration of the Brexit transitional period on December 31, 2020, operates under a distinct regulatory regime. European legislation, including on clinical trials (including the impending EU Clinical Trials Regulation, or EU CTR), is no longer directly applicable in the United Kingdom. Current United Kingdom rules on clinical trials are derived from existing European Union legislation (as implemented into United Kingdom law), however going forward there is a risk that United Kingdom rules will diverge from European Union laws. Although regulatory authorities in the United Kingdom have indicated in the Medicines and Medical Devices Bill that new United Kingdom rules will closely align with the European Union legislation, detailed proposals are yet to be published. In addition, already as a result of the United Kingdom ceasing to be part of the European Union, various benefits of membership no longer apply to the United Kingdom, such that, for example, United Kingdom sponsored trials that span several European countries now need to have an individual or organization in the European Union to act as a legal representative, or sponsor; it is unclear whether the United Kingdom will have access to European Union clinical trial databases such as the Clinical Trial Information System (the centralized EU Portal for clinical trial information storage); and additionally, new rules apply to the import of investigational medicinal products from the European Union and European Economic Area to the United Kingdom. As a result, Brexit may create additional administrative burdens including disruptions to, and uncertainty surrounding, our planned clinical trials and activities in the United Kingdom and the European Union, impacting relationships with our existing and prospective customers, partners, vendors and employees. Although the United Kingdom and European Union have now reached an agreement on their future trading relationship to be implemented in the EU-UK Trade and Cooperation Agreement from January 1, 2021, which includes zero tariffs on goods and provides for regulatory cooperation, the agreement does not cover all regulatory areas regarding supply of medicinal products, which will likely be subject to bilateral discussions going forward which could further change the relationship between the United Kingdom and the European Union in this regard. Changes impacting our ability to conduct business in the United Kingdom or other European Union countries, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data or cause us not to proceed into further clinical development.
From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, including initial topline data from our Phase 1b study of seralutinib and topline data from our Phase 1b study of GB004, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. For example, in December 2020 we reported initial topline data from our Phase 1b study of seralutinib in patients with PAH, and further analysis of such data or patients entering into an open-label extension study could result in material changes to the data and our conclusions about this product candidate.
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
The topline data from our LEDA Phase 2b clinical trial for GB001 may not be predictive of future results, are subject to audit and verification procedures that could result in material changes in the final data, or may adversely affect the ability to advance GB001, or its backup molecule, into further clinical development or establish partnerships or strategic alternatives.
In October 2020, we announced topline data for our LEDA Phase 2b and TITAN Phase 2 clinical trials for GB001, which was based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. We made certain assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we reported may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. We recently engaged with the FDA and the EMA about the clinical development path in asthma, and based off those interactions, we believe that there is a viable clinical development path for GB001, or its backup molecule, in asthma. We do not currently plan to move forward with GB001, or its backup molecule, in further clinical trials without a partner. Regulatory agencies, including the FDA and the EMA, or potential partners may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could materially and adversely affect the feasibility of a further clinical development or the approvability or commercialization of GB001, or its backup molecule, and the value of the program or our company generally, even if we believe there is a viable clinical development path. Further, we may not be successful in establishing strategic partnerships or collaborations for GB001 based on the topline data, regulatory feedback or otherwise, and we may not realize the benefits of any established arrangements. In addition, the information we publicly disclosed regarding our LEDA Phase 2b clinical trial results for GB001 included what is typically extensive information; however, others may not agree with what we determined was the material or otherwise appropriate information to include in our disclosure, and any information we determined not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding the potential of GB001 or our business. If the topline data that we reported differ from actual results, or if others, including regulatory authorities or potential partners, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, GB001, or partner the program, may be harmed, which could harm our business, results of operations, prospects or financial condition.

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
Separately, in response to COVID-19, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.
We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing or potential future clinical trials for seralutinib, GB004 and GB1275 and preclinical studies for our multiple preclinical development programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of seralutinib, GB004, GB1275 or any future product candidates under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of our product candidates; and
•in the event of approval to market and commercialize our product candidates, an inability to meet commercial demands for our product candidates or any other future product candidates.

In addition, we may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•breach of the manufacturing agreement by the third party;
•failure to manufacture our product according to our specifications;
•failure to manufacture our product according to our schedule or at all;
•misappropriation of our proprietary information, including our trade secrets and know-how; and
•termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of our product candidates. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics such as the recent COVID-19 outbreak. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers, and we may be unable to replace them on a timely basis or at all.
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
Following potential approval of any our product candidates, the FDA may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our products; and
•injunctions or the imposition of civil or criminal penalties.
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential election may impact our business and industry. Namely, the previous U.S. administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these executive actions, including the Executive Orders, will be implemented, or whether they will be replaced under the new Presidential administration. The policies and priorities of the new administration are unknown and could materially impact the regulation governing our product candidates. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
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
Our product candidates may not be commercially successful. Even if any of our product candidates receive regulatory approval, they may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of our products will depend on a number of factors, including:
•demonstration of clinical efficacy and safety compared to other more-established products;
•the indications for which our product candidates are approved;
•the limitation of our targeted patient population and other limitations or warnings contained in any FDA-approved labeling;
•acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•the pricing and cost-effectiveness of our products, as well as the cost of treatment with our products in relation to alternative treatments and therapies;
•our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
•the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with our products in the absence of sufficient third-party coverage and adequate reimbursement;
•any restrictions on the use of our products, and the prevalence and severity of any adverse effects;

•potential product liability claims;
•the timing of market introduction of our products as well as competitive drugs;
•the effectiveness of our or any of our potential future collaborators’ sales and marketing strategies; and
•unfavorable publicity relating to the product.
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
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our products. Accordingly, in markets outside the United States, the reimbursement for our products may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
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
We expect to face competition from existing products and products in development for each of our product candidates. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH patients. We expect competition in this patient set will include prostanoids, available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Arena Pharmaceuticals, Inc. and United Therapeutics), sotatercept (Acceleron Pharma, Inc.), RVT-1201 (Altavant Sciences, Inc.), PB1046 (PhaseBio Pharmaceuticals Inc.), MK-5475 (Merck) and GMA310 (Gmax Biopharm LLC). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including those from Tenax Therapeutics, Aerovate Therapeutics and Aerami Therapeutics / Vectura Group.

GB004 is a HIF-1α stabilizer with the potential to restore epithelial barrier function in patients with IBD. Patients with mild to moderate UC can initially be maintained in remission using a 5-ASA. For those patients who do not respond to 5-ASA, or those with more severe and / or extensive disease at diagnosis, corticosteroids are generally the next line of treatment. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine and 6-mercaptopurine. The treatment of severe patients is dominated by anti-TNF biologics, though the paradigm is shifting because of the approval of agents in other classes, such as anti-integrin, IL-12 / IL-23, and JAK inhibitors. There is potential that the approval of biosimilar anti-TNF biologics moves the class further up in the treatment paradigm. Further disruption is expected in the coming years through the introduction of oral S1P1 inhibitors and additional oral JAK inhibitors.
GB1275 is a CD11b modulator for the treatment of cancer indications. To our knowledge, there are no other CD11b modulator programs in clinical development for oncology. Our initial targeted cancer indications for GB1275 include pancreatic, gastric, esophageal, prostate, triple negative breast cancer and colorectal. Treatment for patients in these indications has historically included chemotherapy, radiation, targeted therapy and surgery. In recent years immune checkpoint inhibitors have received approvals, including Keytruda (pembrolizumab / Merck) and Tecentriq (atezolizumab / Bristol-Myers Squibb), for the treatment of some of these difficult to treat cancer indications, including gastric and esophageal cancers (Keytruda) and triple negative breast cancer (Tecentriq). In addition to current standard of care, we may face competition from compounds with novel mechanisms of action that are currently in clinical development, including compounds targeting the CCR2, CCR5, CSF1R and CXCR2 pathways.
GB001, in development for the treatment of moderate-to-severe eosinophilic asthma, is an oral DP2 antagonist, a class of medicines with no currently approved agents. However, other DP2 antagonists are currently in development by Chiesi Farmaceutici S.p.A., Merck, Sunshine Lake Pharma Co., Ltd., Idorsia Pharmaceuticals Ltd., ZAI Lab Ltd. and CSPC ZhongQi Pharmaceutical Technology Co., Ltd. If approved, we will also face branded competition from existing biologics, including Xolair (omalizumab / anti-IgE, marketed by Genentech and Novartis) and Dupixent (dupilumab / anti-IL-4 / IL-13, marketed by Regeneron Pharmaceuticals, Inc. and Sanofi S.A.), for moderate to severe asthma, and Nucala (mepolizumab / anti-IL-5, marketed by GlaxoSmithKline), Cinqair (reslizumab / anti-IL-5, marketed by Teva Pharmaceutical Industries Ltd.), and Fasenra (benralizumab / anti-IL-5R, marketed by AstraZeneca Pharmaceuticals LP) for severe eosinophilic asthma. We will also face competition from generic montelukast, which is utilized in mild-to-moderate patients. Several other agents are advancing in clinical trials for moderate and / or severe asthma, including tezepelumab (anti-TSLP; Amgen Inc. / AstraZeneca), REGN3500 (anti-IL-33R; Regeneron), masitinib (anti-c-kit / PDGF; AB Science S.A.) and Dexpramipexole (dopamine receptor agonist, Knopp Biosciences LLC).
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
We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If any of our product candidates ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize each such product in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we are not successful in commercializing our products, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for any of our product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of our product candidates. If we obtain regulatory approval of our product candidates and ultimately commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:
•different regulatory requirements for approval of drugs in foreign countries;
•reduced protection for intellectual property rights;
•the existence of additional third-party patent rights of potential relevance to our business;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•foreign reimbursement, pricing and insurance regimes;
•workforce uncertainty in countries where labor unrest is common;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, health epidemics such as COVID-19, or natural disasters including earthquakes, typhoons, floods and fires.

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
Our quarterly and annual results of operations may fluctuate significantly, which makes it difficult for us to predict our future results of operations. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our product candidates, which may change from time to time;
•coverage and reimbursement policies with respect to our product candidates, if approved, and potential future drugs that compete with our products;
•the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed our acquired our product candidates, including payments due upon a change in control of our subsidiaries;
•expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•the level of demand for any approved products, which may vary significantly;
•future accounting pronouncements or changes in our accounting policies; and
•the timing and success or failure of preclinical studies or clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates. For example, effective November 16, 2020, Faheem Hasnain was appointed as our President and Chief Executive Officer, replacing Sheila Gujrathi, M.D. Executive leadership transitions can be inherently difficult to manage and, as a result, we may experience disruption or have difficulty in maintaining or developing our business. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
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
We have substantially increased our organization from 11 employees in January 2018 to 195 full-time employees and one part-time employee as of February 19, 2021. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we may need to continue to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.
We are subject to various foreign, federal, and state healthcare laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable foreign, federal and state fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, in return for, either the referral of an individual or the purchase, lease, or order, or arranging for or recommending the purchase, lease, or order of any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti- Kickback Statute or specific intent to violate it in order to have committed a violation.
•the federal false claims laws, including the civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making or causing to be made a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.
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
Privacy and data security have become significant issues in the U.S., E.U. and in many other jurisdictions where we may in the future conduct our operations. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. As we receive, collect, process, use and store personal and confidential data, we are or may be subject to diverse laws and regulations relating to data privacy and security, including, in the U.S., HIPAA and CCPA (defined below), and, in the EU and the EEA, the General Data Protection Regulation, or the GDPR. Compliance with these privacy and data security requirements is rigorous and time-intensive and may increase our cost of doing business, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm, which could materially and adversely affect our business, financial condition and results of operations.
In the U.S., we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, impose, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information held by covered entities and their business associates. We may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade

Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.
In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, California enacted the CCPA, effective January 1, 2020, which gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, the CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.
In the EEA, the GDPR imposes many requirements for controllers and processors of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals and a strong individual data rights regime, short timelines for data breach notifications, limitations on retention and secondary use of information, significant requirements pertaining to health data and pseudonymized (i.e., key-coded) data and obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR allows EU and EEA Member States to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU and EEA Member States may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme. While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country. The CJEU went on to state that if a competent supervisory authority believes that the standard contractual clauses cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. We currently rely on the standard contractual clauses to transfer personal data outside the EEA, including to the U.S. among other data transfer mechanisms pursuant to the GDPR, but excluding the EU-US Privacy Shield. These recent developments may require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/ or start taking enforcement action, we could suffer additional costs, complaints and/ or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Additionally, following the United Kingdom’s withdrawal from the European Union, from 1 January 2021, we are subject to the GDPR and also the UK GDPR which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending 30 June 2021 at the latest, whilst the parties discuss an adequacy decision in favor of the United Kingdom. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from European Union member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure, as well as requiring us to find alternative solutions for the compliant transfer of data into the United Kingdom.
Compliance with U.S. and foreign privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.
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
For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the Public Health program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule.  In addition, there may be other efforts to challenge, repeal or replace the ACA. We are continuing to monitor any changes to the ACA that, in turn, may potentially impact our business in the future.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. The likelihood of success of these and other measures proposed by the former Trump administration is unclear, particularly in light of the new Biden administration.
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
If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for our products;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•significant negative financial impact;

•the inability to commercialize our product candidates; and
•a decline in our stock price.
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
The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:
•the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•patent applications may not result in any patents being issued;
•patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell our product candidates;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and

•countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.
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
If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, including seralutinib and GB004, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business. Additionally, several of our license agreements include sublicenses from a third party, including for seralutinib and GB004, and we must rely on the direct licensor’s compliance with its obligations under its original license agreement.
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, in October 2017, we entered into an exclusive license agreement with Pulmokine, Inc. to obtain an exclusive license to certain intellectual property rights to develop and commercialize seralutinib. In June 2018, we entered into an exclusive license agreement with Aerpio Pharmaceuticals, Inc., or Aerpio, to obtain an exclusive license to certain intellectual property rights to develop, manufacture and commercialize GB004, which was further amended in May 2020.
These and our other existing license agreements impose, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, several of our existing license agreements include sublicenses from a third party who is not the original licensor of the intellectual property at issue, including for seralutinib and GB004. Under these agreements, we must rely on our direct licensor to comply with its obligations under the primary license agreements under which such licensor obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize our product candidates incorporating the relevant intellectual property.
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
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patents and other rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations;
•our right to transfer or assign the license; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
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
Some of the intellectual property rights we have acquired or licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the research and development work on seralutinib was funded by government research grants. As a result, the U.S. government may have certain rights to intellectual property embodied in our product candidates pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to develop products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license;
•we or our licensors or predecessors might not have been the first to make the inventions covered by the issued patents or patent application that we own or license;
•we or our licensors or predecessors might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or license may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.
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
As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:
•result in costly litigation that may cause negative publicity;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing any of our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
•subject us to significant liability to third parties; or
•require us to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in our competitors gaining access to the same technology.
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
Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can, because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

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
Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
In addition, we rely on the protection of our trade secrets, including unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties and confidential information and inventions agreements with employees, consultants and advisors, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.
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
Risks Related to Our Common Stock
An active, liquid and orderly market for our common stock may not be maintained.
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
Our stock price is likely to be volatile. Since the shares were sold in our initial public offering, or IPO, in February 2019 at a price of $16.00 per share, the price per share of our common stock has ranged as low as $7.52 and as high as $27.15 through February 19, 2021. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•our ability to enroll subjects in our ongoing and planned clinical trials;
•results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•regulatory approval of our product candidates, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•regulatory developments in the United States and foreign countries;
•changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;
•the success or failure of our efforts to acquire, license or develop additional product candidates;
•innovations or new products developed by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•manufacturing, supply or distribution delays or shortages;
•any changes to our relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
•achievement of expected product sales and profitability;
•variations in our financial results or those of companies that are perceived to be similar to us;
•market conditions in the biopharmaceutical sector and issuance of securities analysts’ reports or recommendations;
•trading volume of our common stock;
•an inability to obtain additional funding;
•sales of our stock by insiders and stockholders;
•general economic, industry and market conditions other events or factors, many of which are beyond our control, such as the recent COVID-19 outbreak;
•additions or departures of key personnel; and
•intellectual property, product liability or other litigation against us.
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 39.4% of our outstanding common stock as of February 19, 2021. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
The holders of 15,083,894 shares of our outstanding common stock, or approximately 20.0% of our total outstanding common stock as of February 19, 2021, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.
Our amended and restated certificate of incorporation provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, and our amended and restated bylaws provide that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
Our ability to use net operating loss carryforwards and other tax attributes may be limited.
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire (if at all). At December 31, 2020, the company had federal and state net operating loss, or NOL, carryforwards of approximately $310.7 million and $1.1 million, respectively. Such federal and state NOL carryforwards will begin to expire in 2034, unless previously utilized. At December 31, 2020, the Company has foreign NOL carryforwards of approximately $101.1 million. The foreign NOL can be carried forward indefinitely. At December 31, 2020, the Company also has orphan drug credit and federal research tax credit carryforwards of approximately $17.9 million and California research tax credits of $5.4 million. The federal research tax credit carryforwards begin to expire in 2038 and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
Federal NOL carryforwards generated in periods after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020. Our NOL and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service, or the IRS, and state tax authorities. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percentage points. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our IPO or other equity offerings. Similar rules may apply under state tax laws. In connection with our IPO in February 2019, we experienced an ownership change for the purposes of Section 382 and 383 of the Code. The ownership change did not result in the forfeiture of any NOLs or credits generated prior to this date. Consequently, the Company’s federal and state NOLs and tax credits generated through February 2019 will be subject to annual limitations. If a change in ownership occurs in the future, the NOL and credit carryforwards could be eliminated or restricted. If we earn taxable income, such limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
We are involved in securities class action litigation and could be subject in the future to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. On April 3, 2020, we, certain of our executive officers and directors, and the underwriters of our IPO were named as defendants in a purported securities class action lawsuit. The complaint, as amended, was filed on behalf of all investors who purchased our securities pursuant to or traceable to our February 8, 2019 IPO, and alleges that we, and such executive officers and directors and the underwriters of our IPO, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and will likely be expensive and time-consuming to investigate, defend and resolve, and will divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this and other suits, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price. See Item 3. “Legal Proceedings” below for additional information regarding the class action.
General Risk Factors
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
Although we maintain workers’ compensation insurance for certain costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for toxic tort claims that may be asserted against us in connection with our storage or disposal of biologic, hazardous or radioactive materials.
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
The United States federal and various state and foreign governments have adopted or proposed requirements regarding the collection, distribution, use, security, and storage of personally identifiable information and other data relating to individuals, and federal and state consumer protection laws are being applied to enforce regulations related to the online collection, use, and dissemination of data. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from computer viruses, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as GDPR), it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors, contractors, or organizations with which we have formed strategic relationships. Even though we may have contractual protections with such vendors, contractors, or other organizations, notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines, penalties or liabilities for any noncompliance to certain privacy and security laws.
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
As a public company, we incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, Sarbanes-Oxley, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that apply to us. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.
The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to annually report upon the effectiveness of our internal control over financial reporting. Additionally, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Although we have determined that our internal control over financial reporting was effective as of December 31, 2020, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy directly or indirectly affecting our business. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is uncertain. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
Our corporate headquarters are located in San Diego, California, where we currently lease approximately 63,667 square feet of office, laboratory and vivarium space. We use our corporate headquarters primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our primary lease for this facility expires in January 2025, and our lease with respect to 31,628 square feet of such space expires in December 2022. We are subletting approximately 12,685 square feet of office and laboratory space in San Diego, California, which sublease expires on December 31, 2021. Additionally, we lease approximately 19,845 square feet of office and laboratory space in Ann Arbor, Michigan which expires in December 2026.  We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.
We discuss certain legal proceedings in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements and Supplementary Data,” in Note 12 to our Condensed Consolidated Financial Statements, which is captioned “Commitments and Contingencies,” under the sub-caption “Litigation,” and refer you to that discussion, which is incorporated herein by reference to that Note 12, for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “GOSS.”
Holders of Common Stock
As of February 19, 2021, there were 75,527,707 shares of our common stock outstanding held by approximately 37 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Stock Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from February 8, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2020. The figures represented below assume an investment of $100 in our common stock at the closing price of $17.94 on February 8, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on February 8, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.
        Unregistered Sales of Equity Securities
During the year ended December 31, 2020, we did not issue or sell any unregistered securities.
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
As of December 31, 2020, we have used the proceeds from our IPO for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.
Issuer Repurchases of Equity Securities
None.

Item 6. Selected Financial Data.
Not required.
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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. Our goal is to be an industry leader in each of these therapeutic areas and enhance and extend the lives of patients suffering from such diseases. We currently have four clinical-stage product candidates, in addition to six preclinical programs. We are developing seralutinib for the treatment of PAH and commenced enrolling patients for a Phase 2 TORREY clinical trial in PAH patients in December 2020. We expect topline results from this trial in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We are developing GB004 for the treatment of inflammatory bowel disease, including UC and CD. We commenced enrolling patients for a Phase 2 SHIFT-UC clinical trial in UC in October 2020. We expect topline results from this trial in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We are developing GB1275 for the treatment of oncology indications. In the third quarter of 2019, we initiated a Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab or chemotherapy. We have reported data from that ongoing trial, and we expect to report further data from this trial in 2021. We announced topline Phase 2 asthma results for GB001 in the fourth quarter of 2020. GB001 did not achieve its primary endpoint of statistically significant reduction in the portion of patients experiencing asthma worsening, though consistent and meaningful numeric reductions in the odds of asthma worsening were observed across all three drug arms, as compared to placebo. GB001 did achieve statistically significant improvements in the key secondary endpoint of time to first asthma worsening in two of the three drug arms, as compared to placebo. We do not currently plan to move forward with GB001, or its backup molecule, in further clinical trials without a partner.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical stage trials. We have funded our operations primarily through equity financings and debt issuance. We raised $942.0 million from October 2017 through December 31, 2020 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our credit facility, and proceeds from our concurrent underwritten public offerings of 5.00% convertible Notes due 2027 (the "2027 Notes") and common stock in May 2020. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of December 31, 2020, we had $512.6 million in cash, cash equivalents and marketable securities.
On February 12, 2019, we closed our IPO and the underwriters in the IPO purchased 19,837,500 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were $291.3 million, after deducting underwriting discounts and commissions and estimated offering costs.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2020 and 2019, our net loss was $243.4 million and $180.3 million, respectively. As of December 31, 2020, we had an accumulated deficit of $577.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib, GB004 and GB1275. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including for seralutinib, GB004 and GB1275, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have delayed, such as the previous pause in enrollment in our Phase 1b clinical trial for seralutinib in PAH earlier this year, and may continue to delay completion of these and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for how we will continue to enroll our Phase 2 clinical trials of seralutinib and GB004 are based on an assumption that clinical trial and healthcare activities begin to return to normal and clinical sites remain open or reopen during the first half of 2021 in light of the continued spread of COVID-19. In particular with respect to seralutinib, some PAH clinical trial sites are currently closed or limited as PAH patients may be at a higher risk of COVID-19 complications than the general population, and some PAH clinical trials may close again if there is a surge of COVID-19 cases in the specific geographies of such trial site locations. Therefore, our assumptions around enrollment timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.
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
IPR&D expenses consist of our upfront and milestone payments made to Pulmokine, Inc., in connection with the in-license of seralutinib, the value of our stock issued to former AA Biopharma Inc. shareholders, in connection with the acquisition of GB001, our upfront payments made to Aerpio Pharmaceuticals, Inc., or Aerpio, in connection with the in-license and subsequent amendment of the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition or in-license of certain preclinical programs.
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
Other income (expense), net
Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) sublease income, (3) interest expense related to our Credit Facility and our 2027 Notes, and (4) other miscellaneous income (expense).
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
Convertible Senior Notes
In accounting for the issuance of the 2027 Notes, we separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2027 Notes.
We allocated the issuance costs incurred to the liability and equity components of the 2027 Notes based on their relative fair values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the 2027 Notes and are being amortized to interest expense over the term of the 2027 Notes. Issuance costs attributable to the equity component, representing the conversion option, were netted with the equity component in stockholders' equity.
Results of Operations for the Years Ended December 31, 2020 and 2019
The following table sets forth our selected statements of operations data for the years ended December 31, 2020 and 2019:

	Years Ended December 31,		2020 vs 2019 Change
	2020	2019
	(in thousands)
Operating expenses:
Research and development	$160,854	$143,403	$17,451
In process research and development	23,380	$3,600	19,780
General and administrative	49,728	39,136	10,592
Total operating expenses	233,962	186,139	47,823
Loss from operations	(233,962)	(186,139)	(47,823)
Other income (expense)
Interest income	3,442	5,563	(2,121)
Interest expense	(12,666)	(1,938)	(10,728)
Other income (expense)	(174)	2,207	(2,381)
Total other income (expense), net	(9,398)	5,832	(15,230)
Net loss	$(243,360)	$(180,307)	$(63,053)
Operating expenses
Research and development
Research and development expenses were $160.9 million for the year ended December 31, 2020, compared to $143.4 million for the year ended December 31, 2019, for an increase of $17.5 million, which was primarily attributable to an increase of $4.4 million of costs associated with preclinical studies and clinical trials for GB004, an increase of $2.8 million of costs associated with preclinical and clinical trials for GB1275, an increase of $1.4 million of costs associated with preclinical studies and clinical trials for seralutinib, and an increase of $12.6 million of costs associated with preclinical studies for our other programs; offset by a decrease of $3.8 million of costs associated with preclinical research and clinical trials for GB001.

The following table shows our research and development expenses by program for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(in thousands)
GB001	$36,576	$40,404
Seralutinib	34,564	33,161
GB004	24,382	19,986
GB1275	16,714	13,870
Other Programs	48,618	35,982
Total research and development	$160,854	$143,403
In process research and development
IPR&D expenses were $23.4 million for the year ended December 31, 2020, compared to $3.6 million for the year ended December 31, 2019, for an increase of $19.8 million, which was primarily attributable to a $15.0 million payment to Aerpio in connection with the amendment to the in-license agreement of GB004 in 2020 and a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in 2020.
General and administrative
General and administrative expenses were $49.7 million for the year ended December 31, 2020, compared to $39.1 million for the year ended December 31, 2019, for an increase of $10.6 million, which was primarily attributable to a $9.2 million increase in stock-based compensation costs and a $2.4 million increase in personnel-related costs.
Other income (expense), net
Other expense, net was $9.4 million for the year ended December 31, 2020, compared to other income, net of $5.8 million for the year ended December 31, 2019, for a decrease of $15.2 million, which was primarily related to a $10.7 million increase in interest expense, a $2.4 million decrease in investment income and a $2.1 million decrease in interest income earned on our cash, cash equivalents and marketable securities during the period.
Results of Operations for the Years Ended December 31, 2019 and 2018
The following table sets forth our selected statements of operations data for the years ended December 31, 2019 and 2018:

	Years Ended December 31,		2019 vs 2018 Change
	2019	2018
	(in thousands)
Operating expenses:
Research and development	$143,403	$55,283	$88,120
In process research and development	3,600	$49,659	(46,059)
General and administrative	39,136	44,051	(4,915)
Total operating expenses	186,139	148,993	37,146
Loss from operations	(186,139)	(148,993)	(37,146)
Other income (expense)
Interest income	5,563	1,720	3,843
Interest expense	(1,938)	(12)	(1,926)
Other income (expense)	2,207	316	1,891
Total other income (expense), net	5,832	2,024	3,808
Net loss	$(180,307)	$(146,969)	$(33,338)

Operating expenses
Research and development
Research and development expenses were $143.4 million for the year ended December 31, 2019, compared to $55.3 million for the year ended December 31, 2018, for an increase of $88.1 million, which was primarily attributable to an increase of $17.1 million of costs associated with preclinical studies and clinical trials for seralutinib, an increase of $17.0 million of costs associated with preclinical and clinical trials for GB001, an increase of $13.2 million of costs associated with preclinical studies and clinical trials for GB004, an increase of $12.7 million of costs associated with preclinical studies and clinical trials for GB1275, an increase of $8.8 million of costs associated with preclinical research for our other programs, and an increase of $19.3 million of costs related to personnel and other associated costs.
The following table shows our research and development expenses by program for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
	(in thousands)
GB001	$40,404	$23,409
Seralutinib	33,161	16,028
GB004	19,986	6,739
GB1275	13,870	1,196
Other Programs	35,982	1,948
Total research and development	$143,403	$49,320
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
General and administrative
General and administrative expenses were $39.1 million for the year ended December 31, 2019, compared to approximately $44.1 million for the year ended December 31, 2018, for a decrease of $5.0 million, which was primarily attributable to a $19.7 million decrease in stock-based compensation costs, partially offset by a $5.7 million increase in personnel-related costs, a $4.3 million increase in professional and legal fees, a $2.5 million increase associated with insurance costs, and a $1.3 million increase in facility and office-related costs.
Other income, net
Other income, net was $5.8 million for the year ended December 31, 2019, compared to $2.0 million for the year ended December 31, 2018, attributable to a $3.8 million increase in investment income earned on our cash, cash equivalents and marketable securities during the period.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2020 and 2019, we had an accumulated deficit of $577.5 million and $334.2 million, respectively.
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

Under our license agreements with Pulmokine and Aerpio, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through the year ended December 31, 2020, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $512.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 2, 2019, we entered into the Credit Facility, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million). The remaining two tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022. As of December 31, 2020, and through the date of this filing, no other tranches under the Credit Facility have been available.
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
The following table shows a summary of our cash flows for each of the years shown below:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(176,360)	$(144,834)	$(51,044)
Net cash provided by (used in) investing activities	215,342	(147,144)	(144,711)
Net cash provided by financing activities	312,540	321,578	300,859
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$9	$70	$—
Net increase in cash, cash equivalents and restricted cash	$351,531	$29,670	$105,104

Operating activities
During the year ended December 31, 2020, operating activities used approximately $176.4 million of cash, primarily resulting from a net loss of $243.4 million, partially reduced by stock-based compensation expense of $38.7 million, IPR&D expenses of $23.4 million and amortization of long-term debt discount and issuance costs of $3.9 million.
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
Investing activities
During the year ended December 31, 2020, investing activities provided approximately $215.3 million of cash, primarily resulting from the sales and maturities of marketable securities of $349.2 million, partially offset by the purchase of marketable securities of $109.0 million and upfront and milestone payments of $23.4 million made to third parties in connection with the in-license or acquisition of our clinical and preclinical programs.
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
Financing activities
During the year ended December 31, 2020, financing activities provided $312.5 million of cash, primarily resulting from the concurrent registered underwritten public offerings of 2027 Notes and common stock for net proceeds of $193.6 million and $117.1 million, respectively.
During the year ended December 31, 2019, financing activities provided $321.6 million of cash, primarily resulting from the net proceeds from our IPO of $291.3 million, and proceeds from our Credit Facility of $30.0 million, offset by $1.8 million of debt issuance costs.
During the year ended December 31, 2018, financing activities provided $300.9 million of cash, primarily resulting from the net proceeds from issuance of our Series A and B convertible preferred stock of $303.0 million.
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, and access to our Credit Facility, will be sufficient to fund our operations through at least the next 12 months. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2020 our cash and cash equivalents consisted of cash and money market funds, and our marketable securities consisted of U.S. Treasury and agency securities, commercial paper, and corporate debt securities.

Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
Our outstanding debt under the Credit Facility bears interest at an annual rate equal to the sum of (i) one-month LIBOR (customarily defined, with a change to prime rate if LIBOR funding becomes unlawful or impractical), plus (ii) 7.00%, subject to a LIBOR floor of 2.00% and an interest rate ceiling of 16%. Given the floor and ceiling of the interest rate, a 10% change in market interest rates would increase annual interest expense and decrease cash flows by a maximum of $2.1 million.
We are exposed to market risk related to changes in foreign currency exchange rates associated with our foreign operations where we conduct business in local currencies. We also contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2020 and 2019, we had minimal assets and liabilities denominated in foreign currencies and an immediate change of 10% in the exchange rate of the foreign currencies would result in a net impact of approximately $0.2 million in our consolidated balance sheets and consolidated statement of operations and other comprehensive loss.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2020, which is included below.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Gossamer Bio, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Gossamer Bio, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, (the COSO criteria). In our opinion, Gossamer Bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Diego, California
February 26, 2021

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2021 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2020, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
The information required by Item 201(d) of Regulation S-K will be set forth in the section headed "Executive Compensation and Other Information" in our Proxy Statement and is incorporated herein by reference.
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
(1)All Financial statements
The consolidated financial statements of Gossamer Bio, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm, are included in this annual report on Form 10-K beginning on page F-1.
(2)Financial statement schedules
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.
(3)Exhibits
A list of exhibits is set form on the Exhibit Index immediately preceding the signature page of this annual report on Form 10-K and is incorporated herein by reference.
Item 16. Form 10–K Summary.
None.

Gossamer Bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Gossamer Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gossamer Bio, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework, and our report dated February 26, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Research and Development Expenses
Description of the Matter
As of December 31, 2020, the Company accrued $10.4 million for research and development expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated research and development costs, comprising payments due for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractor’s bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs are accrued as patients enter and progress through the trial.
Auditing management’s accounting for accrued research and development expenses is especially challenging as evaluating the progress or stage of completion of the activities under the Company’s research and development agreements is dependent upon a high volume of data from third-party service providers and internal clinical personnel, which is tracked in spreadsheets and other end user computing programs.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the accounting for accrued research and development expenses. This included controls over management's assessment of the assumptions and accuracy of data underlying the accrued research and development expenses estimate.
To test the completeness of the Company’s accrued research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We corroborated the status of significant research and development activities through meetings with accounting and clinical project managers. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued research and development expenses

Convertible Senior Notes
Description of the Matter
On May 21, 2020, the Company issued $200.0 million aggregate principal amount of 5.00% convertible senior notes due in 2027 in a public offering. As described in Note 2 of the consolidated financial statements, the Convertible Notes include conversion terms that require the Company to account for the debt and equity components of the Convertible Notes separately including allocating value to the debt component with the remaining value allocated to the equity component reflected as a debt discount to be amortized to interest expense over the terms of the notes.
Auditing management’s conclusions related to the value allocated to the debt portion of the Convertible Note is complex and involves estimation to determine the effective yield that the Company would have received on the debt issuance had it not included the conversion feature.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design and tested the operating effectiveness of controls over the Company’s process to determine the allocation between debt and equity components, including the valuation model and assumptions.
To test the value assigned to each component, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology. We tested the completeness and accuracy of the calculation used to estimate the fair value of the debt component. In addition, we involved our valuation specialists to assist in testing the concluded effective yield used to determine the value allocated to the debt component by performing an independent credit analysis including comparison to market rates for similarly rated instruments.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Diego, California
February 26, 2021

GOSSAMER BIO, INC.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$486,055	$135,026
Marketable securities	26,573	266,740
Restricted cash	565	63
Prepaid expenses and other current assets	9,129	7,488
Total current assets	522,322	409,317
Property and equipment, net	5,534	5,425
Operating lease right-of-use assets	10,550	10,303
Other assets	1,027	1,559
Total assets	$539,433	$426,604
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,508	$956
Accrued research and development expenses	10,431	19,258
Accrued expenses and other current liabilities	20,711	16,709
Total current liabilities	38,650	36,923
Long-term convertible senior notes	143,642	—
Long-term debt	28,744	28,459
Operating lease liabilities - long-term	7,713	8,737
Total liabilities	218,749	74,119
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 75,524,254 shares issued and 73,874,904 shares outstanding as of December 31, 2020, and 66,284,003 shares issued and 61,635,477 shares outstanding as of December 31, 2019	8	7
Additional paid-in capital	897,607	686,390
Accumulated deficit	(577,530)	(334,170)
Accumulated other comprehensive income	599	258
Total stockholders' equity	320,684	352,485
Total liabilities and stockholders' equity	$539,433	$426,604
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$160,854	$143,403	$55,283
In process research and development	23,380	3,600	49,659
General and administrative	49,728	39,136	44,051
Total operating expenses	233,962	186,139	148,993
Loss from operations	(233,962)	(186,139)	(148,993)
Other income (expense)
Interest income	3,442	5,563	1,720
Interest expense	(12,666)	(1,938)	(12)
Other income (expense)	(174)	2,207	316
Total other income (expense), net	(9,398)	5,832	2,024
Net loss	$(243,360)	$(180,307)	$(146,969)
Other comprehensive income:
Foreign currency translation, net of tax	441	(12)	—
Unrealized gain (loss) on marketable securities, net of tax	(100)	331	(61)
Other comprehensive income (loss)	341	319	(61)
Comprehensive loss	(243,019)	(179,988)	(147,030)
Net loss per share, basic and diluted	$(3.55)	$(3.29)	$(22.59)
Weighted average common shares outstanding, basic and diluted	68,510,260	54,740,170	6,504,871
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Series Seed convertible preferred stock		Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2017	—	$—	—	$—	—	$—	9,160,888	$—	$32	$(6,894)	$—	$(6,862)
Issuance of Series A preferred stock for cash, net of $0.4 million in offering costs	—	—	42,215,077	73,491	—	—	—	—	—	—	—	—
Issuance of stock for acquisition	20,000,000	29,200	—	—	—	—	1,101,278	1	2,874	—	—	2,875
Issuance of Series A preferred stock to convert debt and accrued interest	—	—	3,499,209	6,124	—	—	—	—	—	—	—	—
Issuance of Series B preferred stock for cash, net of $0.5 million in offering costs	—	—	—	—	71,506,513	229,552	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	2,369,696	1	—	—	—	1
Incremental vesting conditions placed on previously issued common shares	—	—	—	—	—	—	(4,580,444)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	30,947	—	—	30,947
Net loss	—	—	—	—	—	—	—	—	—	(146,969)	—	(146,969)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(61)	(61)
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,309	—	—	291,311
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	2,833,506	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	419,593	—	2,045	—	—	2,045
Stock-based compensation	—	—	—	—	—	—	—	—	20,819	—	—	20,819
Net loss	—	—	—	—	—	—	—	—	—	(180,307)	—	(180,307)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	319	319
Balance as of December 31, 2019	—	$—	—	$—	—	$—	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	9,433,963	1	117,093	—	—	117,094
Equity component of convertible note issuance	—	—	—	—	—	—	—	—	53,635	—	—	53,635
Debt issuance costs attributable to convertible feature	—	—	—	—	—	—	—	—	(109)	—	—	(109)
Vesting of restricted stock	—	—	—	—	—	—	2,557,375	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	134,803	—	534	—	—	534
Stock-based compensation	—	—	—	—	—	—	—	—	38,748	—	—	38,748
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	113,286	—	1,300	—	—	1,300
Other additional paid-in capital	—	—	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	(243,360)	—	(243,360)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	341	341
Balance as of December 31, 2020	—	$—	—	$—	—	$—	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(243,360)	$(180,307)	$(146,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,409	917	297
Stock-based compensation expense	38,748	20,819	30,947
In process research and development expenses	23,380	3,600	49,659
Amortization of operating lease right-of-use assets	2,859	2,172	—
Amortization of long-term debt discount and issuance costs	3,857	237	—
Amortization of premium on investments, net of accretion of discounts	98	(2,364)	—
Net realized gain on investments	(256)	(28)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,641)	(4,393)	(2,827)
Other assets	532	2,714	(584)
Operating lease liabilities	(2,851)	(2,108)	—
Accounts payable	6,984	(1,399)	2,085
Accrued expenses	1,096	1,521	5,938
Accrued research and development expenses	(8,827)	8,605	10,527
Accrued compensation and benefits	1,612	5,180	—
Accrued interest expense	—	—	(117)
Net cash used in operating activities	(176,360)	(144,834)	(51,044)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(23,380)	(3,600)	(17,721)
Purchase of marketable securities	(108,968)	(499,079)	(123,500)
Maturities of marketable securities	265,678	328,000	—
Sales of marketable securities	83,515	30,501	—
Purchase of property and equipment	(1,503)	(2,966)	(3,490)
Net cash provided by (used in) investing activities	215,342	(147,144)	(144,711)
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	117,110	291,311	—
Proceeds from issuance of convertible senior notes, net	193,596	—	—
Proceeds from the issuance of long-term debt, net of debt discount and issuance costs $1,778	—	28,222	—
Purchase of shares pursuant to Employee Stock Purchase Plan	1,300	—	—
Proceeds from the exercise of stock options	534	2,045	—
Proceeds from issuance of Series A convertible preferred stock, net	—	—	73,491
Proceeds from issuance of Series B convertible preferred stock, net	—	—	229,552
Repayment of notes payable to related parties	—	—	(40)
Payment of deferred offering costs	—	—	(2,144)
Net cash provided by financing activities	312,540	321,578	300,859
Effect of exchange rate changes on cash, cash equivalents and restricted cash	9	70	—
Net increase in cash, cash equivalents and restricted cash	351,531	29,670	105,104
Cash, cash equivalents and restricted cash, at the beginning of the period	135,089	105,419	315
Cash, cash equivalents and restricted cash, at the end of the period	$486,620	$135,089	$105,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,871	$1,475	$119

Supplemental disclosure of noncash investing and financing activities:
Acquisition of in-process research and development through issuance of stock	$—	$—	$19,284
Issuance of Series A convertible preferred stock to convert debt and accrued interest	$—	$—	$6,124
Unpaid deferred offering costs - net	$—	$—	$1,545
Right-of-use assets obtained in exchange for lease liabilities	$3,106	$12,458	$—
Conversion of convertible preferred stock to common stock	$—	$338,367	$—
Change in unrealized gain (loss) on marketable securities, net of tax	$(100)	$331	$(61)
Unpaid property and equipment	$15	$183	$—
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
Initial Public Offering in February 2019
On February 12, 2019, the Company completed its initial public offering (“IPO”) with the sale of 19,837,500 shares of common stock, including shares of common stock issued upon the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $16.00 per share, resulting in net proceeds of $291.3 million after deducting underwriting discounts, commissions, and offering expenses.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of December 31, 2020 and 2019, the Company had an accumulated deficit of $577.5 million and $334.2 million, respectively.
From the Company’s inception through the year ended December 31, 2020, the Company has funded its operations primarily through equity financings and debt issuance. The Company raised $942.0 million from October 2017 through December 31, 2020 through Series A and Series B convertible preferred stock financings, a convertible note financing, its IPO, its Credit Facility (as defined in Note 5 below), and concurrent underwritten public offerings of its 5.00% convertible senior notes due 2027 (the "2027 Notes") and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc.
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
COVID-19
The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 has impacted and may continue to impact the Company’s financial condition or results of operations is uncertain. A prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, the Company temporarily paused enrollment in its Phase 1b clinical trial in pulmonary arterial hypertension ("PAH") in 2020 as a result of the ongoing COVID-19 pandemic. In addition, due to the challenges of enrolling patients posed by the COVID-19 pandemic, the Company may experience delays in enrollment of patients in its Phase 2 clinical trials of GB004 in ulcerative colitis and of seralutinib, also known as GB002, in PAH, as well as delays in reporting data results from its ongoing trials.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to the allocation of the 2027 Notes into liability and equity components and accrued research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Marketable Securities
The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper, and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company has determined that there were no material declines in fair values of its investments due to credit-related factors as of December 31, 2020.
Restricted Cash
Restricted cash as of December 31, 2020, and 2019 represents cash held as collateral for the Company's facility leases. Restricted cash as of December 31, 2018 served as collateral for the Company’s corporate credit card program.
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
Leases
In accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as adopted on January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating leases are included in the balance sheet as right-of-use assets and operating lease liabilities at the present value of the lease payments calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily available. The Company applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months and elected to not separate lease and non-lease components for its long-term leases. The Company records rent expense on a straight-line basis over the term of the lease.
Research and Development
All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services) and in process research and development expenses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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
Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet a more-likely-than-not threshold. For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is subject to taxation in the United States and California, Ireland and Luxembourg. As of December 31, 2020, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses ("NOLs") and tax credits.
Stock-Based Compensation
The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the estimated grant-date fair value of the awards. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting over the requisite service period when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions at each reporting date. The Company estimates the fair value of stock option grants and shares purchasable under the Company's 2019 Employee Stock Purchase Plan ("ESPP") using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company estimates the fair value of restricted stock units based on the closing price of the Company's common stock on the date of grant. The Company accounts for forfeitures as they occur. All share-based compensation costs are recorded in the statements of operations based upon the underlying employees or non-employee’s roles within the Company.
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
Recent Accounting Pronouncements—To Be Adopted
In August 2020, the FASB issued ASU 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments and contracts in an entity's own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company is currently assessing the impact this standard will have on its consolidated financial statements or related financial statement disclosures.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes the impairment model for most financial assets and certain other instruments. For trade receivables and other instruments, entities will be required to use a new forward-looking expected loss model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than as reductions in the amortized cost of the securities. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2018. The Company adopted ASU 2016-13 as of January 1, 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or related financial statement disclosures.

Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company uses the if-converted method for assumed conversion of the 2027 Notes to compute the weighted average shares of common stock outstanding for diluted net loss per share. Diluted net loss per share excludes the potential impact of the Company's Series Seed convertible preferred stock, Series A convertible preferred stock, and Series B convertible preferred stock, common stock options and unvested shares of restricted stock and the potential shares issuable upon conversion of the 2027 Notes because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2020	2019	2018
Shares issuable upon conversion of Series Seed convertible preferred stock	—	—	4,444,444
Shares issuable upon conversion of Series A convertible preferred stock	—	—	10,158,710
Shares issuable upon conversion of Series B convertible preferred stock	—	—	15,890,306
2027 Notes	12,321,900	—	—
Shares issuable upon exercise of stock options	9,401,082	8,538,060	5,107,329
Non-vested shares under restricted stock grants	3,330,821	4,648,526	7,482,032
Note 3—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Accrued compensation	$12,194	$9,282
Operating lease liabilities, current	3,633	2,354
Accrued consulting fees	1,919	1,337
Accrued interest, current	1,094	—
Accrued other	742	1,126
Accrued legal fees	619	837
Accrued accounting fees	285	173
Accrued in process research and development	225	1,600
Total accrued expenses	$20,711	$16,709
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2020
Money market funds	$411,104	$411,104	$—	$—
U.S. Treasury and agency securities	18,280	18,280	—	—
Corporate debt securities	26,573	—	26,573	—
As of December 31, 2019
Money market funds	$82,125	$82,125	$—	$—
U.S. Treasury and agency securities	91,717	91,717	—	—
Commercial paper	37,411	—	37,411	—
Corporate debt securities	156,277	—	156,277	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of December 31, 2020 and December 31, 2019, the carrying amounts of the Company’s financial instruments, which include cash, interest receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.
Interest receivable as of December 31, 2020 and December 31, 2019 was $0.2 million and $1.5 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of December 31, 2020 the fair value of the Company's 2027 Notes was $198.5 million. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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
The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of December 31, 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Marketable securities
Corporate debt securities	$26,396	$177	$—	$26,573
Total marketable securities	$26,396	$177	$—	$26,573
As of December 31, 2020 and 2019, the Company classified $18.3 million and $18.7 million, respectively, of assets with original maturities of 90 days or less as cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of December 31, 2020, there were no material declines in the market value of the Company's available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of December 31, 2020, were as follows (in thousands):

Estimated Fair Value
Due within one year	$26,573
One to two years	—
Total	$26,573
Note 5—Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc., and Gossamer Bio Services, Inc.,each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining two tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022. As of December 31, 2020, no other tranches under the Credit Facility have been available. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of December 31, 2020, the Company was in compliance with these covenants.
The Credit Facility also includes events of default, the occurrence and continuation of which could cause interest to be charged at the rate that is otherwise applicable plus 3.00% and would provide MidCap, as agent, with the right to exercise remedies against the Company and/or certain of its subsidiaries, and the collateral securing the Credit Facility, including foreclosure against the properties securing the credit facilities, including cash. These events of default include, among other things, failure to pay any amounts due under the Credit Facility, a breach of covenants under the Credit Facility, insolvency or the occurrence of insolvency events, the occurrence of a change in control, the occurrence of certain U.S. Food and Drug Administration ("FDA") and regulatory events, failure to remain registered with the SEC and listed for trading on Nasdaq, the occurrence of a material adverse change, the occurrence of a default under a material agreement reasonably expected to result in a material adverse change, the occurrence of certain defaults under certain other indebtedness in an amount greater than $2.5 million and the occurrence of certain defaults under subordinated indebtedness and convertible indebtedness.
Long-term debt as of December 31, 2020 consisted of the following (in thousands):

December 31, 2020
Term loan	$30,000
Debt discount and issuance costs	(1,256)
Long-term debt	$28,744
The scheduled future minimum principal payments are as follows (in thousands):

December 31, 2020
2021	—
2022	5,806
2023	11,613
2024	11,613
2025	968
Total	$30,000

5.00% Convertible Senior Notes due 2027
On May 21, 2020, the Company issued $200.0 million aggregate principal amount of 5.00% convertible senior notes due 2027 in a public offering. The 2027 Notes were registered pursuant to the Company’s Shelf Registration Statement (as defined in Note 8 below). The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes will mature on June 1, 2027. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. The 2027 Notes may be settled in cash, shares of the Company’s common stock, or a combination thereof, solely at the Company’s election. The initial conversion rate of the 2027 Notes is 61.6095 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $16.23 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event during the related redemption period in certain circumstances.
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of December 31, 2020, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of December 31, 2020, there were no events or market conditions that would allow holders to convert the 2027 Notes.  At the time the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
In accounting for the issuance of the 2027 Notes, the Company separated the 2027 Notes into liability and equity components.  The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was $53.5 million and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2027 Notes at an effective interest rate of 11.17% over the contractual terms of the 2027 Notes.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	December 31, 2020	December 31, 2019
Principal amount	$200,000	$—
Unamortized debt discount	(56,080)	—
Unamortized debt issuance cost	(278)	—
Net carrying amount	$143,642	$—
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	December 31, 2020	December 31, 2019
Debt discount related to the value of conversion option	$53,635	$—
Debt issuance cost	(109)	—
Net carrying amount	$53,526	$—
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Years Ended December 31,
	December 31, 2020	December 31, 2019	December 31, 2018
Contractual interest expense	$6,139	$—	$—
Amortization of debt discount	3,555	—	—
Amortization of debt issuance cost	17	—	—
Total interest expense related to the 2027 Notes	$9,711	$—	$—
Note 6—License and Asset Acquisitions
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s consolidated statement of operations for the years ended December 31, 2020, 2019, and 2018.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is resolved.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib.
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
License from Aerpio Pharmaceuticals, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, the Company entered into an amendment to the license agreement with Aerpio pursuant to which the Company made an upfront payment of $15.0 million to Aerpio for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aerpio retains its twenty percent (20.00%) participation right on a disposition of GB004. As of December 31, 2020, no milestones had been accrued as the underlying contingencies had not yet been resolved.
Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)
On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make future regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. The Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of December 31, 2020, no other milestones had been accrued as the underlying contingencies had not yet been resolved.
The Company recorded the following IPR&D expense on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2020	2019	2018
Seralutinib	$5,000	$—	$—
GB004	15,000	—	20,000
GB1275	—	1,000	7,501
GB001	—	—	19,148
Other preclinical programs	3,380	2,600	3,010
Total in process research and development	$23,380	$3,600	$49,659

Note 7—Income Taxes
The amount of net loss before taxes for the years ended December 31, 2020, 2019, and 2018 is as follows:

	December 31,
	2020	2019	2018
	(in thousands)
U.S. loss before taxes	$186,888	$138,342	$116,920
Foreign loss before taxes	56,472	41,965	30,049
Loss before income taxes	$243,360	$180,307	$146,969
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020, 2019 and 2018 are shown below. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2020 was an increase of $38.9 million.

	December 31,
	2020	2019	2018
	(in thousands)
Deferred tax assets:
Net operating losses	$77,946	$43,626	$14,442
Tax credits, net	17,372	9,196	1,131
Amortization	10,939	6,597	6,267
Stock-based compensation	4,448	1,388	—
Lease liability	2,383	2,329	—
Accrued compensation	2,137	1,476	834
Other	16	383	154
Total gross deferred tax assets	115,241	64,995	22,828

Deferred tax liabilities:
Convertible senior notes	(10,592)	—	—
Right of use asset	(2,215)	(2,164)	—
Property, plant and equipment	(776)	(57)	(16)
Stock-based compensation	—	—	(1,057)
Total gross deferred tax liabilities	(13,583)	(2,221)	(1,073)

Valuation allowance	(101,658)	(62,774)	(21,755)
Net deferred tax asset	$—	$—	$—
At December 31, 2020, the Company has federal and California NOL carryforwards of approximately $310.7 million and $1.1 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2034. The federal NOL generated after 2017 of $307.7 million can be carried forward indefinitely but may only be used to offset up to 80% of the Company's taxable income in taxable years beginning after December 31, 2020. The California NOL carryforwards begin to expire in 2036. At December 31, 2020, the Company has foreign NOL carryforwards of approximately $101.1 million that can be carried forward indefinitely.
At December 31, 2020, the Company also has orphan drug credit and federal research tax credit carryforwards of approximately $17.9 million and California research tax credits of $5.4 million. The federal research tax credit carryforwards begin to expire in 2038 and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2020	2019	2018
Federal statutory income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	—%	—%	—%
Change in valuation allowance	(19.50%)	(22.12%)	(13.17%)
Research and experimentation credits	2.76%	3.81%	0.77%
Foreign rate differential	(1.64%)	(1.84%)	(1.74%)
Stock-based compensation	(1.81%)	—%	(2.6%)
In process research and development	—%	—%	(3.92%)
Other	(0.80%)	(0.85%)	(0.34%)
Provision for income taxes	—%	—%	—%
The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986 (the “Code”), and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax respectively. In general, an ownership change as defined by Section 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. In connection with the Company’s IPO in February 2019, the Company experienced an ownership change for the purposes of Section 382 and 383 of the Code. The ownership change did not result in the forfeiture of any NOLs or credits generated prior to this date. Consequently, the Company’s federal and state NOLs and tax credits generated through February 2019 will be subject to annual limitations. If a change in ownership occurs in the future, the NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
The Company files income tax returns in the United States, California, Ireland, and Luxembourg. Due to the Company’s unutilized NOLs and credits, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2020, 2019, or 2018, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.
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
As a result of the rate reduction, the Company reduced the deferred tax asset balance as of December 31, 2018 by $0.8 million. Due to the Company's full valuation allowance position, there was no net impact on the Company’s income tax provision at December 31, 2018 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2020, 2019, and 2018, excluding interest and penalties, is as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of the year	$2,754	$408	$—
Increase related to current year positions	2,306	2,346	408
Balance at the end of the year	$5,060	$2,754	$408
Included in the balance of unrecognized tax benefits at December 31, 2020 is $5.1 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as our deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to our unrecognized tax benefits within the next 12 months.
Note 8—Stockholders’ Equity
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
Shares of Common Stock Subject to Repurchase
On December 3, 2015, the Company issued 9,160,888 shares of common stock as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of approximately $4,100 (the “founder shares”). On January 4, 2018, incremental vesting conditions were placed on the previously issued founder shares. Fifty percent of the previously issued founder shares vested on January 4, 2018, and the remaining founder shares are subject to vesting restrictions over a period of five years. These shares are subject to repurchase by the Company upon a founder's termination of employment or service to the Company.
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
In November 2017, in connection with the issuance of the Series A convertible preferred stock, certain employees entered into stock restriction agreements, whereby 1,305,421 shares are subject to repurchase by the Company upon the stockholder’s termination of employment or service to the Company.
For the year ended December 31, 2020, 441,801 shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2020, 2019 and 2018, 1,649,348 shares, 4,648,526 shares and 7,482,032 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 9—Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2020, an aggregate of 1,609,830 shares of common stock were available for issuance under the 2019 Plan and 7,140,993 shares of common stock were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the ESPP. The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the year ended December 31, 2020, 113,286 shares were issued pursuant to the ESPP. As of December 31, 2020, an aggregate of 1,249,554 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of December 31, 2020, 3,941,562 shares of common stock were subject to outstanding options under the 2017 Plan, and 268,719 shares of restricted stock awards granted under the 2017 plan were unvested.
Fair Value of Stock Option Awards
The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates its expected volatility based on the historical volatility of a publicly traded set of peer companies. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following assumptions were used to estimate the fair value of stock option awards granted to employees under the Company’s equity incentive plans and the shares purchasable under the ESPP during the periods presented:

Year Ended December 31,
	2020	2019	2018
Employee Stock Options
Expected term (in years)	4.6 - 6.1	4.6 - 6.1	5.3 - 6.1
Risk-free interest rate	0.22% - 1.67%	1.38% - 2.58%	2.65% - 2.96%
Volatility	84.38% - 87.23%	70.25% - 86.92%	69.13% - 77.62%
Dividend yield	—	—	—

Employee Stock Purchase Plan
Expected term (in years)	0.49 - 2.00	0.49 - 1.99	N/A
Risk-free interest rate	0.12% -0.95%	1.46% - 1.87%	N/A
Volatility	85.50% - 99.13%	72.08% - 78.70%	N/A
Dividend yield	—	—	N/A
Stock Options
The following table summarizes stock option activity for the years ended December 31, 2020, 2019 and 2018:

	Shares Subject to Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	Shares	Weighted- Average Exercise Price
				(in thousands)
Outstanding as of December 31, 2017	—	$—	0.0	$—
Options granted	5,143,551	$7.49
Options exercised	—	$—
Options forfeited/cancelled	(36,222)	$4.85
Outstanding as of December 31, 2018	5,107,329	$7.51	9.7	$16,343
Options granted	4,194,624	$20.11
Options exercised	(419,593)	$4.87
Options forfeited/cancelled	(344,300)	$11.64
Outstanding as of December 31, 2019	8,538,060	$13.67	9.0	$35,385
Options granted	2,712,372	$13.78
Options exercised	(134,803)	$3.96
Options forfeited/cancelled	(1,714,547)	$15.99
Outstanding as of December 31, 2020	9,401,082	$13.42	8.1	$10,182
Options vested and exercisable as of December 31, 2020	3,749,170	$12.66	7.5	$6,293
The weighted-average grant date fair value per share for the stock options granted during the year ended December 31, 2020, 2019 and 2018 was $9.82, $13.17 and $4.87, respectively.
The aggregate fair value of stock options that vested during the years ended December 31, 2020, 2019 and 2018 was $29.9 million, $7.2 million and $0.1 million, respectively.
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2020 and 2019 was $1.1 million and $6.9 million, respectively. There were no stock options exercised during the year ended December 31, 2018.
At December 31, 2020, the total unrecognized compensation related to unvested stock option awards granted was $48.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.

Restricted Stock
The summary of the Company’s restricted stock activity during the years ended December 31, 2020, 2019 and 2018 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2017	1,305,421	$0.09
Granted	8,673,584	5.53
Vested	(2,369,696)	7.58
Forfeited	(127,277)	0.09
Nonvested at December 31, 2018	7,482,032	$4.01
Granted	—	—
Vested	(2,833,506)	4.05
Forfeited	—	—
Nonvested at December 31, 2019	4,648,526	$3.98
Granted	2,003,900	10.96
Vested	(2,557,377)	4.00
Forfeited	(764,228)	8.30
Nonvested at December 31, 2020	3,330,821	$7.16
At December 31, 2020, the total unrecognized compensation related to unvested restricted stock awards granted was $18.8 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$18,997	$10,227	$679
General and administrative	19,751	10,592	30,268
Total stock-based compensation	$38,748	$20,819	$30,947
In connection with the departure of the Company's former President and Chief Executive Officer in November 2020, the Company recognized $5.5 million of incremental stock-based compensation expense during the year ended December 31, 2020, due to a modification of the executive's existing restricted stock award, which included 18 months of accelerated vesting of the executive's outstanding restricted stock in accordance with the terms of the executive's transition agreement.
As of December 31, 2020, total unrecognized compensation expense related to the ESPP was $1.4 million, which the Company expects to recognize over a weighted-average period of approximately 1 year.

Note 10—Property and Equipment, Net
The Company’s property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2020	December 31, 2019
Office equipment	3-7	$1,153	$1,097
Computer equipment	5	123	124
Software	3	116	87
Lab equipment	2-5	4,210	3,054
Leasehold improvements	6-7	2,540	2,229
Construction in process	N/A	15	48
Total property and equipment		8,157	6,639
Less: accumulated depreciation		2,623	1,214
Property and equipment, net		$5,534	$5,425
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was approximately $1.4 million, $0.9 million and $0.3 million, respectively, and was recorded in general and administrative expense in the consolidated statements of operations.
Note 11—Commitments and Contingencies
Leases
The Company subleases certain office and laboratory space under a non-cancelable operating lease expiring in January 2025 for the initial leased space and December 2022 for expansion space leased pursuant to an amendment to the lease agreement entered into in August 2018. The sublease agreement included options to extend for the entire premises through October 2028. The options to extend must be exercised prior to the termination of the original lease agreement. The period covered by the options was not included in the non-cancellable lease term as it was not determined to be reasonably certain to be executed. The lease agreement also includes a one-time termination option for the expansion space only whereby the Company can terminate the lease with advance written notice. The termination option was not determined to be reasonably certain to be executed. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to an annual 3% increase each subsequent year. Costs determined to be variable and not based on an index or rate were not included in the measurement of the operating lease liabilities.
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
In June 2020, the Company entered into a sublease agreement for the permanent space with a third party. The sublease commenced on July 1, 2020 and expires on December 31, 2021. The sublessee pays the monthly base rent of $63,425, subject to an annual 3% increase, and is obligated to pay for common area maintenance and other costs.  The sublessee received a 6 months base rent abatement. The Company determined that there was no impairment on the original right-of-use asset and will continue to account for the permanent space as it did before the commencement of the sublease.  The Company recognized $0.2 million in sublease income for the year ended December 31, 2020.
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

Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 3.4 years.
Lease costs were comprised of the following (in thousands):

Year ended December 31, 2020
Operating lease cost	$3,615
Short-term lease cost	78
Total lease cost	$3,693
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2020 and 2019 was $3.6 million and $3.0 million , respectively.
Gross future minimum annual rental commitments as of December 31, 2020, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2021	$4,273
2022	3,579
2023	2,063
2024	2,123
2025	387
397
Total undiscounted rent payments	$12,822

Present value discount	(1,476)
Present value	$11,346
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	3,633
Noncurrent operating lease liabilities	7,713
Total operating lease liability	$11,346
For the years ended December 31, 2020, 2019 and 2018, the Company recorded approximately $4.0 million, $3.1 million and $1.5 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.
On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-DEB). The first amended complaint was filed on August 31, 2020, and the second amended complaint was filed on November 20, 2020. The second amended complaint was filed on behalf of all investors who purchased the Company's securities pursuant to or traceable to the Company's February 8, 2019 IPO. The second amended complaint alleges that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The Company moved to dismiss the second amended complaint on January 19, 2021, and Plaintiff filed an opposition to the motion on February 18, 2021. The Company’s deadline to file a reply in support of the motion to dismiss is March 22, 2021. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Description of Securities Registered under Section 12 of the Exchange Act.				X
4.4	Indenture, dated as of May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.5	First Supplemental Indenture, dated May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.6	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.5).	8-K	5/21/2020	4.3
10.1#	Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.1
10.2#	Form of stock option grant notice and stock option agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.2
10.3#	Form of restricted stock grant notice and restricted stock agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.3
10.4#	Form of Founder restricted stock grant notice and restricted stock agreement.	S-1	12/21/2018	10.4
10.5#	Gossamer Bio, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder.	S-1/A	1/23/2019	10.5
10.6#	Gossamer Bio, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	1/23/2019	10.6
10.7#	Gossamer Bio, Inc. Non-Employee Director Compensation Program.	S-1/A	1/23/2019	10.7
10.8#	Gossamer Bio, Inc. Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.	10-Q	5/12/2020	10.1
10.9#	Employment Letter, dated January 4, 2018, by and between Sheila Gujrathi, M.D. and the Registrant.	S-1	12/21/2018	10.8
10.10#	Transition Agreement, dated November 17, 2020, by and between Sheila Gujrathi, M.D. and the Registrant.				X
10.11#	Letter Agreement, dated November 16, 2020, by and between Faheem Hasnain and the Registrant.				X
10.12#	Employment Letter, dated December 4, 2018, by and between Bryan Giraudo and the Registrant.	S-1	12/21/2018	10.10
10.13#	Employment Letter, dated December 4, 2018, by and between Christian Waage and the Registrant.	S-1	12/21/2018	10.11
10.14#	Employment Letter, dated December 4, 2018, by and between Luisa Salter-Cid, Ph.D. and the Registrant.	S-1	12/21/2018	10.13
10.15#	Form of Indemnification Agreement.	S-1	12/21/2018	10.14
10.16	Sublease Agreement, dated December 29, 2017, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.15
10.17	First Amendment to Sublease Agreement, dated August 24, 2018, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.16
10.18†	Exclusive License Agreement, dated October 2, 2017, by and between GB002, Inc., the Registrant and Pulmokine, Inc.	S-1	12/21/2018	10.17
10.19†	License Agreement, dated June 24, 2018, by and between Aerpio Pharmaceuticals, Inc. and GB004, Inc.	S-1	12/21/2018	10.18
10.20†	Amendment No. 1 to License Agreement, dated May 11, 2020, by and between GB004, Inc. and Aerpio Pharmaceuticals, Inc.	10-Q	8/11/2020	10.2
10.21	Credit, Guaranty and Security Agreement, dated May 2, 2019, by and among GB001, Inc., as Borrower, Gossamer Bio, Inc., as Guarantor, MidCap Financial Trust, as Agent and Lender, and the additional lenders from time to time party thereto.	8-K	5/3/2019	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.22	First Amendment to Credit, Guaranty and Security Agreement, dated September 18, 2019, by and among GB001, Inc., as borrower, the Registrant, as guarantor, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as Lender, and the additional lenders from time to time party thereto.	10-Q	11/12/2019	10.1
10.23	Second Amendment to Credit, Guaranty and Security Agreement, dated July 2, 2020, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	8-K	7/2/2020	10.1
21.1	List of Subsidiaries of the Registrant.	10-K	3/24/2020	21.1
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOSSAMER BIO, INC.

By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
Date	February 26, 2021
SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Faheem Hasnain	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 26, 2021
Faheem Hasnain

/s/ Bryan Giraudo	Chief Financial Officer (principal financial and accounting officer)	February 26, 2021
Bryan Giraudo

/s/ Joshua H. Bilenker	Director	February 26, 2021
Joshua H. Bilenker, M.D.

/s/ Kristina Burow	Director	February 26, 2021
Kristina Burow

/s/ Russell Cox	Director	February 26, 2021
Russell Cox

/s/ Thomas Daniel, M.D.	Director	February 26, 2021
Thomas Daniel, M.D.

/s/ Renée Galá	Director	February 26, 2021
Renée Galá