Form 10-Q
period 2021-03-31
Gossamer Bio, Inc.
filed 2021-05-06
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of May 3, 2021, the registrant had 75,909,708 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$439,659	$486,055
Marketable securities	13,638	26,573
Restricted cash	565	565
Prepaid expenses and other current assets	11,985	9,129
Total current assets	465,847	522,322
Property and equipment, net	5,920	5,534
Operating lease right-of-use assets	9,692	10,550
Other assets	1,010	1,027
Total assets	$482,469	$539,433
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,073	7,508
Accrued research and development expenses	11,509	10,431
Accrued expenses and other current liabilities	16,862	20,711
Total current liabilities	29,444	38,650
Long-term convertible senior notes	145,168	143,642
Long-term debt	28,823	28,744
Operating lease liabilities - long-term	6,950	7,713
Total liabilities	210,385	218,749
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value; 70,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 75,903,538 shares issued and 74,493,150 shares outstanding as of March 31, 2021, and 75,524,254 shares issued and 73,874,904 shares outstanding as of December 31, 2020	8	8
Additional paid-in capital	907,089	897,607
Accumulated deficit	(635,171)	(577,530)
Accumulated other comprehensive income	158	599
Total stockholders' equity	272,084	320,684
Total liabilities and stockholders' equity	$482,469	$539,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Operating expenses:
Research and development	$41,827	$41,414
In process research and development	30	2,805
General and administrative	11,346	10,748
Total operating expenses	53,203	54,967
Loss from operations	(53,203)	(54,967)
Other income (expense), net
Interest income	193	1,598
Interest expense	(4,780)	(707)
Other income	149	2
Total other income (expense), net	(4,438)	893
Net loss	$(57,641)	$(54,074)
Other comprehensive loss:
Foreign currency translation, net of tax	(372)	(87)
Unrealized loss on marketable securities, net of tax	(69)	(676)
Other comprehensive loss	(441)	(763)
Comprehensive loss	(58,082)	(54,837)
Net loss per share, basic and diluted	$(0.78)	$(0.87)
Weighted average common shares outstanding, basic and diluted	74,093,526	61,890,323
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2020	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	238,962	—	—	—	—	—
Exercise of stock options	5,721	—	15	—	—	15
Stock-based compensation	—	—	8,708	—	—	8,708
Issuance of common stock pursuant to Employee Stock Purchase Plan	95,004	—	759	—	—	759
Issuance of common stock for restricted stock units vested	278,559	—	—	—	—	—
Net loss	—	—	—	(57,641)	—	(57,641)
Other comprehensive loss	—	—	—	—	(441)	(441)
Balance as of March 31, 2021	74,493,150	$8	$907,089	$(635,171)	$158	$272,084

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2019	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Vesting of restricted stock	404,637	—	—	—	—	—
Exercise of stock options	4,309	—	15	—	—	15
Stock-based compensation	—	—	8,244	—	—	8,244
Issuance of common stock pursuant to Employee Stock Purchase Plan	49,889	—	556	—	—	556
Net loss	—	—	—	(54,074)	—	(54,074)
Other comprehensive loss	—	—	—	—	(763)	(763)
Balance as of March 31, 2020	62,094,312	$7	$695,205	$(388,244)	$(505)	$306,463
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(57,641)	$(54,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416	329
Stock-based compensation expense	8,708	8,244
In process research and development expenses	30	2,805
Amortization of operating lease right-of-use assets	858	566
Amortization of debt discount and issuance costs	1,605	89
Amortization of premium on investments, net of accretion of discounts	66	(65)
Net realized gain on investments	—	(39)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,855)	(1,785)
Other assets	16	925
Operating lease liabilities	117	(566)
Accounts payable	(6,565)	1,609
Accrued expenses	1,771	(2,239)
Accrued research and development expenses	1,078	(2,461)
Accrued compensation and benefits	(6,500)	(5,633)
Net cash used in operating activities	(58,896)	(52,295)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(30)	(2,805)
Purchase of marketable securities	—	(73,778)
Maturities of marketable securities	12,800	89,083
Sales of marketable securities	—	16,051
Purchase of property and equipment	(802)	(513)
Net cash provided by investing activities	11,968	28,038
Cash flows from financing activities
Purchase of shares pursuant to Employee Stock Purchase Plan	759	556
Proceeds from the exercise of stock options	15	15
Net cash provided by financing activities	774	571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(242)	(50)
Net decrease in cash, cash equivalents and restricted cash	(46,154)	(23,686)
Cash, cash equivalents and restricted cash, at the beginning of the period	486,620	135,089
Cash, cash equivalents and restricted cash, at the end of the period	$440,224	$111,353

Supplemental disclosure of cash flow information:
Cash paid for interest	$675	$618

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on marketable securities, net of tax	$(69)	$(676)
Unpaid property and equipment	$—	$60
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of March 31, 2021, the Company had an accumulated deficit of $635.2 million. From the Company’s inception through March 31, 2021, the Company has funded its operations primarily through equity and debt financings. The Company raised $942.0 million from October 2017 through March 31, 2021 through Series A and Series B convertible preferred stock financings, a convertible note financing, its initial public offering, or IPO, its Credit Facility (as defined in Note 5 below), and concurrent underwritten public offerings of its 5.00% convertible senior notes due 2027 (the “2027 Notes”) and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc.
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
COVID-19
The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 has impacted and may continue to impact the Company’s financial condition or results of operations is uncertain. A prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, certain sites temporarily closed enrollment in the Company's Phase 1b clinical trial in pulmonary arterial hypertension ("PAH") in 2020 as a result of the ongoing COVID-19 pandemic. In addition, due to the challenges of enrolling patients worldwide posed by the COVID-19 pandemic, the Company may experience delays in enrollment of patients in its Phase 2 clinical trials of GB004 in ulcerative colitis and of seralutinib, also known as GB002, in PAH, as well as delays in reporting data results from its ongoing trials.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2021. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2020, has been derived from the audited financial statements at that date.
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
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments and contracts in an entity's own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020. The Company is currently assessing the impact this standard will have on its consolidated financial statements or related financial statement disclosures.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of March 31,
	2021	2020
2027 Notes	12,321,900	—
Shares issuable upon exercise of stock options	11,390,231	10,192,073
Non-vested shares under restricted stock grants	4,011,189	5,395,550

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2021	December 31, 2020
Office equipment	3-7	$1,153	$1,153
Computer equipment	5	123	123
Software	3	130	116
Lab equipment	2-5	4,991	4,210
Leasehold improvements	6-7	2,562	2,540
Construction in process	N/A	—	15
Total property and equipment		8,959	8,157
Less: accumulated depreciation		3,039	2,623
Property and equipment, net		$5,920	$5,534
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2021	December 31, 2020
Accrued compensation	$6,453	$12,194
Accrued interest, current	3,594	1,094
Operating lease liabilities, current	3,518	3,633
Accrued professional service fees	2,349	2,823
Accrued other	733	742
Accrued in process research and development	215	225
Total accrued expenses	$16,862	$20,711

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2021
Money market funds	$352,900	$352,900	$—	$—
Corporate debt securities	13,638	—	13,638	—
As of December 31, 2020
Money market funds	$411,104	$411,104	$—	$—
U.S. Treasury and agency securities	18,280	18,280	—	—
Corporate debt securities	26,573	—	26,573	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of March 31, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, which include cash, interest receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.
Interest receivable as of March 31, 2021 and December 31, 2020, was $0.2 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of March 31, 2021, the fair value of the Company’s 2027 Notes was $180.9 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of March 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Marketable securities
Corporate debt securities	$13,530	$108	$—	$13,638
Total marketable securities	$13,530	$108	$—	$13,638
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2021, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of March 31, 2021, were as follows (in thousands):

Estimated Fair Value
Due within one year	$13,638
One to two years	—
Total	$13,638
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets.
5. Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining two tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022. As of March 31, 2021, no other tranches under the Credit Facility were available to be drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.  The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of March 31, 2021, the Company was in compliance with these covenants.
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
Long-term debt as of March 31, 2021 consisted of the following (in thousands):

March 31, 2021
Term loan	$30,000
Debt discount and issuance costs	(1,177)
Long-term debt	$28,823
The scheduled future minimum principal payments are as follows (in thousands)

March 31, 2021
2021 (remaining 9 months)	$—
2022	5,806
2023	11,613
2024	11,613
2025	968
Total	$30,000
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of March 31, 2021, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of March 31, 2021, there were no events or market conditions that would allow holders to convert the 2027 Notes.  At the time the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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

The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$200,000	$200,000
Unamortized debt discount	(54,562)	(56,080)
Unamortized debt issuance cost	(270)	(278)
Net carrying amount	$145,168	$143,642
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	March 31, 2021	December 31, 2020
Debt discount related to the value of conversion option	$53,635	$53,635
Debt issuance cost	(109)	(109)
Net carrying amount	$53,526	$53,526
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended March 31, 2021
	2021	2020
Contractual interest expense	$2,500	$—
Amortization of debt discount	1,518	—
Amortization of debt issuance cost	8	—
Total interest expense related to the 2027 Notes	$4,026	$—
6. Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib. As of March 31, 2021, no other milestones had been accrued as the underlying contingencies had not yet been met.
License from Aerpio Pharmaceuticals, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc. (“Aerpio”) under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aerpio to develop and commercialize GB004, and certain other related compounds for all applications. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, the Company entered into an amendment to the license agreement with Aerpio pursuant to which the Company made an upfront payment of $15.0 million to Aerpio for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aerpio retains its twenty percent (20.00%) participation right on a disposition of GB004. As of March 31, 2021, no milestones had been accrued as the underlying contingencies had not yet been met.
Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)
On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. (“Adhaere”) pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make future regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. The Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of March 31, 2021, no other milestones had been accrued as the underlying contingencies had not yet been met.
The Company recorded the following IPR&D expense on the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2021	2020
Seralutinib	$—	$—
GB004	—	—
GB1275	—	—
Other preclinical programs	30	2,805
Total in process research and development	$30	$2,805
7. Stockholders’ Equity
Common stock
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
Shares of Common Stock Subject to Repurchase
On December 3, 2015, the Company issued 9,160,888 shares of common stock as founder shares for services rendered to the Company, valued at $0.0001 par value per share, for a total of approximately $4,100 (the "founder shares"). On January 4, 2018, incremental vesting conditions were placed on the previously issued founder shares. Fifty percent of the previously issued founder shares vested on January 4, 2018, and the remaining founder shares are subject to vesting restrictions over a period of five years. These shares are subject to repurchase by the Company upon a founder's termination of employment or service to the Company.

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
For the year ended December 31, 2020, 441,801 shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of March 31, 2021 and December 31, 2020, 1,410,385 and 1,649,348 shares of common stock were subject to repurchase by the Company, respectively. The unvested stock liability related to these awards is immaterial to all periods presented.
8. Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2021, an aggregate of 2,088,506 shares of common stock were available for issuance under the 2019 Plan and 10,114,815 shares of common stock were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2021, 95,004 shares were issued pursuant to the ESPP. As of March 31, 2021, an aggregate of 1,909,793 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the

2019 Plan, no additional equity awards can be made under the 2017 Plan. As of March 31, 2021, 3,876,219 shares of common stock were subject to outstanding options under the 2017 Plan, and 195,432 shares of restricted stock awards granted under the 2017 plan were unvested.
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
The following table summarizes stock option activity during the three months ended March 31, 2021:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2020	9,401,082	$13.42	8.1	$10,182
Options granted	2,215,526	$9.82
Options exercised	(5,721)	$2.61
Options forfeited/cancelled	(220,656)	$16.06
Outstanding as of March 31, 2021	11,390,231	$13.83	8.1	$9,464
Options vested and exercisable as of March 31, 2021	4,431,654	$12.76	7.3	$6,558
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2021 and the exercise price of the stock options.
The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2021 was $6.97.
The aggregate fair value of stock options that vested during the three months ended March 31, 2021 was $7.3 million.
Restricted Stock
The summary of the Company’s restricted stock activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2020	3,330,821	$7.16
Granted	1,243,045	$10.41
Vested	(517,521)	$7.58
Forfeited	(45,156)	$10.24
Nonvested at March 31, 2021	4,011,189	$8.08
At March 31, 2021, the total unrecognized compensation related to unvested restricted stock awards granted was $28.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.9 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$5,442	$4,586
General and administrative	3,266	3,658
Total stock-based compensation	$8,708	$8,244
At March 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $56.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
As of March 31, 2021, total unrecognized compensation expense related to the ESPP was $2.5 million, which the Company expects to recognize over a weighted-average period of approximately 1.2 years.
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
In June 2020, the Company entered into a sublease agreement for the permanent space with a third party. The sublease commenced on July 1, 2020 and expires on December 31, 2021. The sublessee pays the monthly base rent of $63,425, subject to an annual 3% increase, and is obligated to pay for common area maintenance and other costs.  The sublessee received a 6 months base rent abatement. The Company determined that there was no impairment on the original right-of-use asset and will continue to account for the permanent space as it did before the commencement of the sublease.  The Company recognized $0.3 million in sublease income for the three months ended March 31, 2021 and no sublease income for the three months ended March 31, 2020.
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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 3.2 years.

Lease costs were comprised of the following (in thousands):

	Three months ended March 31,
	2021	2020
Operating lease cost	$1,038	$753
Short-term lease cost	9	22
Total lease cost	$1,047	$775
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2021 and 2020 was $1.1 million and $0.8 million, respectively.
Gross future minimum annual rental commitments as of March 31, 2021, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2021 (remaining 9 months)	$3,213
2022	3,579
2023	2,063
2024	2,123
2025	387
2026	397
Total undiscounted rent payments	$11,762

Present value discount	(1,294)
Present value	$10,468
Current portion of operating lease liability (included as a component of accrued expenses)	3,518
Noncurrent operating lease liabilities	6,950
Total operating lease liability	$10,468
For the three months ended March 31, 2021 and 2020 the Company recorded approximately $1.0 million and $0.8 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.
On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-DEB). The first amended complaint was filed on August 31, 2020, and the second amended complaint was filed on November 20, 2020. The second amended complaint was filed on behalf of all investors who purchased the Company's securities pursuant to or traceable to the Company's February 8, 2019 IPO. The second amended complaint alleges that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The Company moved to dismiss the second amended complaint on January 19, 2021. On April 19, 2021, the Court granted the Company's motion to dismiss in substantial part without leave to amend, and denied the motion to dismiss as to single claim. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2021.
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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on February 26, 2021. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. Our goal is to be an industry leader in each of these therapeutic areas and enhance and extend the lives of patients suffering from such diseases. We currently have four clinical-stage product candidates, in addition to six preclinical programs. We are developing seralutinib for the treatment of pulmonary arterial hypertension, or PAH, and commenced enrolling patients for a Phase 2 TORREY clinical trial in PAH patients in December 2020. We expect topline results from this trial in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We are developing GB004 for the treatment of inflammatory bowel disease, including ulcerative colitis, or UC, and crohn's disease. We commenced enrolling patients for a Phase 2 SHIFT-UC clinical trial in UC in October 2020. We expect topline results from this trial in the first half of 2022, subject to developments in the ongoing COVID-19 pandemic. We are developing GB1275 for the treatment of oncology indications. In the third quarter of 2019, we initiated a Phase 1/2 clinical trial for GB1275 in solid tumor indications as a monotherapy and in combination with either pembrolizumab or chemotherapy. We have reported data from that ongoing trial, and we expect to report further data from this trial in 2021. We announced topline Phase 2 asthma results for GB001 in the fourth quarter of 2020. GB001 did not achieve its primary endpoint of statistically significant reduction in the portion of patients experiencing asthma worsening, though consistent and meaningful numeric reductions in the odds of asthma worsening were observed across all three drug arms, as compared to placebo. GB001 did achieve statistically significant improvements in the key secondary endpoint of time to first asthma worsening in two of the three drug arms, as compared to placebo. We do not currently plan to move forward with GB001, or its backup molecule, in further clinical trials without a partner.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $942.0 million from October 2017 through March 31, 2021 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock in May 2020. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of March 31, 2021, we had $453.3 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2021 and 2020 our net loss was $57.6 million and $54.1 million, respectively. As of March 31, 2021, we had an accumulated deficit of $635.2 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib, GB004 and GB1275. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees, patients, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including for seralutinib, GB004 and GB1275, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have caused delays, such as certain sites temporarily closing enrollment in our Phase 1b clinical trial for seralutinib in PAH in 2020, and may continue to delay completion of these and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for how we will continue to enroll our Phase 2 clinical trials of seralutinib and GB004 are based on an assumption that clinical trial and healthcare activities begin to return to normal and clinical sites remain open or reopen during the first half of 2021 in light of the continued spread of COVID-19. In particular with respect to seralutinib, some PAH clinical trial sites are currently closed or limited as PAH patients may be at a higher risk of COVID-19 complications than the general population, and some PAH clinical trials may close again if there is a surge of COVID-19 cases in the specific geographies of such trial site locations. Therefore, our assumptions around enrollment timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

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
IPR&D expenses consist of our upfront payments made to Pulmokine, Inc., in connection with the in-license of seralutinib, the value of our stock issued to former AA Biopharma Inc. shareholders, in connection with the acquisition of GB001, our upfront payments made to Aerpio Pharmaceuticals, Inc., or Aerpio, in connection with the in-license and subsequent amendment of the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition of certain preclinical programs.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2021, there have been no significant changes in our critical accounting policies as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.

Results of Operations – Comparison of the Three Months Ended March 31, 2021 and 2020
The following table sets forth our selected statements of operations data for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,		2021 vs 2020
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$41,827	$41,414	$413
In process research and development	30	2,805	(2,775)
General and administrative	11,346	10,748	598
Total operating expenses	53,203	54,967	(1,764)
Loss from operations	(53,203)	(54,967)	1,764
Other income (expense), net
Interest income	193	1,598	(1,405)
Interest expense	(4,780)	(707)	(4,073)
Other income	149	2	147
Total other income (expense), net	(4,438)	893	(5,331)
Net loss	$(57,641)	$(54,074)	$(3,567)
Operating Expenses
Research and development
Research and development expenses were $41.8 million for the three months ended March 31, 2021, compared to $41.4 million for the three months ended March 31, 2020, for an increase of $0.4 million, which was primarily attributable to an increase of costs related to personnel.
The following table shows our research and development expenses by program for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in thousands)
Seralutinib	$10,667	$7,554
GB004	8,858	3,739
GB1275	2,832	4,345
GB001	1,268	11,376
Other Programs	18,202	14,400
Total research and development	$41,827	$41,414
In process research and development
There were no significant IPR&D expenses for the three months ended March 31, 2021 and 2020.
General and administrative
General and administrative expenses were $11.3 million for the three months ended March 31, 2021, compared to $10.7 million for the three months ended March 31, 2020, for an increase of $0.6 million, which was primarily attributable to an increase of costs related to personnel.

Other income (expense), net
Other expense, net was $4.4 million for the three months ended March 31, 2021, compared to other income, net of $0.9 million for the three months ended March 31, 2020, for a decrease of $5.3 million, which was primarily attributable to a $4.1 million increase in interest expense due to the issuance of our 2027 Notes and a $1.4 million decrease in investment income earned on our cash, cash equivalents and marketable securities during the period.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2021, we had an accumulated deficit of $635.2 million.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Under our license agreements with Pulmokine and Aerpio, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through the three months ended March 31, 2021, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of March 31, 2021 we had cash, cash equivalents and marketable securities of $453.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of March 31, 2021, no other tranches under the Credit Facility were available to be drawn.
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
The following table shows a summary of our cash flows for each of the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(58,896)	$(52,295)
Net cash provided by investing activities	11,968	28,038
Net cash provided by financing activities	774	571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(242)	$(50)
Net decrease in cash, cash equivalents and restricted cash	$(46,396)	$(23,736)
Operating activities
During the three months ended March 31, 2021, operating activities used approximately $58.9 million of cash, primarily resulting from a net loss of $57.6 million and changes in operating assets and liabilities of $12.9 million, reduced by stock-based compensation expense of $8.7 million. Net cash used in changes in operating assets and liabilities consisted primarily of changes in accounts payable and accrued compensation and benefits.
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
Investing activities
During the three months ended March 31, 2021, investing activities provided approximately $12.0 million of cash, primarily resulting from the maturities of marketable securities.
During the three months ended March 31, 2020, investing activities provided approximately $28.0 million of cash, primarily resulting from the sales and maturities of marketable securities of $105.1 million, offset by the purchases of marketable securities of $73.8 million and upfront payments for other preclinical programs of $2.8 million.
Financing activities
During the three months ended March 31, 2021, financing activities provided $0.8 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2021, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021.
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
As of March 31, 2021, we have used approximately $148.1 million of the proceeds from our IPO for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
10.1	Gossamer Bio, Inc. Non-Employee Director Compensation Program				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	May 6, 2021	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer
(Principal Financial and Accounting Officer)