Form 10-Q
period 2021-09-30
Gossamer Bio, Inc.
filed 2021-11-08
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of November 4, 2021, the registrant had 76,463,531 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$213,474	$486,055
Marketable securities	152,546	26,573
Restricted cash	64	565
Prepaid expenses and other current assets	7,908	9,129
Total current assets	373,992	522,322
Property and equipment, net	5,621	5,534
Operating lease right-of-use assets	6,311	10,550
Other assets	1,114	1,027
Total assets	$387,038	$539,433
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,185	7,508
Accrued research and development expenses	13,806	10,431
Accrued expenses and other current liabilities	20,905	20,711
Total current liabilities	35,896	38,650
Long-term convertible senior notes	148,378	143,642
Long-term debt	28,991	28,744
Operating lease liabilities - long-term	3,964	7,713
Total liabilities	217,229	218,749
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.0001 par value; 70,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 76,225,279 shares issued and 75,300,074 shares outstanding as of September 30, 2021, and 75,524,254 shares issued and 73,874,904 shares outstanding as of December 31, 2020	8	8
Additional paid-in capital	924,914	897,607
Accumulated deficit	(755,250)	(577,530)
Accumulated other comprehensive income	137	599
Total stockholders' equity	169,809	320,684
Total liabilities and stockholders' equity	$387,038	$539,433
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$43,190	$41,846	$129,335	$121,944
In process research and development	15	275	60	18,080
General and administrative	12,459	11,448	35,068	33,851
Total operating expenses	55,664	53,569	164,463	173,875
Loss from operations	(55,664)	(53,569)	(164,463)	(173,875)
Other income (expense), net
Interest income	191	580	525	3,076
Interest expense	(4,889)	(4,715)	(14,503)	(7,913)
Other income (loss)	115	(108)	721	(44)
Total other expense, net	(4,583)	(4,243)	(13,257)	(4,881)
Net loss	$(60,247)	$(57,812)	$(177,720)	$(178,756)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(64)	68	(274)	59
Unrealized gain (loss) on marketable securities, net of tax	(73)	(293)	(188)	25
Other comprehensive income (loss)	(137)	(225)	(462)	84
Comprehensive loss	(60,384)	(58,037)	(178,182)	(178,672)
Net loss per share, basic and diluted	$(0.80)	$(0.80)	$(2.38)	$(2.67)
Weighted average common shares outstanding, basic and diluted	75,001,510	72,245,897	74,592,632	66,931,512
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2020	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	238,962	—	—	—	—	—
Exercise of stock options	5,721	—	15	—	—	15
Stock-based compensation	—	—	8,708	—	—	8,708
Issuance of common stock pursuant to Employee Stock Purchase Plan	95,004	—	759	—	—	759
Issuance of common stock for restricted stock units vested	278,559	—	—	—	—	—
Net loss	—	—	—	(57,641)	—	(57,641)
Other comprehensive loss	—	—	—	—	(441)	(441)
Balance as of March 31, 2021	74,493,150	$8	$907,089	$(635,171)	$158	$272,084
Vesting of restricted stock	231,710	—	—	—	—	—
Exercise of stock options	103,922	—	271	—	—	271
Stock-based compensation	—	—	8,054	—	—	8,054
Issuance of common stock for restricted stock units vested	6,170	—	—	—	—	—
Net loss	—	—	—	(59,832)	—	(59,832)
Other comprehensive income	—	—	—	—	116	116
Balance as of June 30, 2021	74,834,952	$8	$915,414	$(695,003)	$274	$220,693
Vesting of restricted stock	228,084	—	—	—	—	—
Exercise of stock options	171,252	—	1,357	—	—	1,357
Stock-based compensation	—	—	7,587	—	—	7,587
Issuance of common stock pursuant to Employee Stock Purchase Plan	65,786	—	556	—	—	556
Net loss	—	—	—	(60,247)	—	(60,247)
Other comprehensive income	—	—	—	—	(137)	(137)
Balance as of September 30, 2021	75,300,074	$8	$924,914	$(755,250)	$137	$169,809

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2019	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Vesting of restricted stock	404,637	—	—	—	—	—
Exercise of stock options	4,309	—	15	—	—	15
Stock-based compensation	—	—	8,244	—	—	8,244
Issuance of common stock pursuant to Employee Stock Purchase Plan	49,889	—	556	—	—	556
Net loss	—	—	—	(54,074)	—	(54,074)
Other comprehensive loss	—	—	—	—	(763)	(763)
Balance as of March 31, 2020	62,094,312	$7	$695,205	$(388,244)	$(505)	$306,463
Issuance of common stock in connection with public offering, net of underwriting discounts, commissions, and offering costs	9,433,963	1	117,093	—	—	117,094
Equity component of convertible note issuance	—	—	53,635	—	—	53,635
Debt issuance costs attributable to convertible feature	—	—	(109)	—	—	(109)
Vesting of restricted stock	404,637	—	—	—	—	—
Exercise of stock options	39,698	—	139	—	—	139
Stock-based compensation	—	—	8,900	—	—	8,900
Net loss	—	—	—	(66,870)	—	(66,870)
Other comprehensive income	—	—	—	—	1,072	1,072
Balance as of June 30, 2020	71,972,610	$8	$874,863	$(455,114)	$567	$420,324
Vesting of restricted stock	404,637	$—	$—	$—	$—	$—
Exercise of stock options	32,268	—	131	—	—	131
Stock-based compensation	—	—	8,923	—	—	8,923
Issuance of common stock pursuant to Employee Stock Purchase Plan	63,397	—	744	—	—	744
Other additional paid-in capital	—	—	16	—	—	16
Net loss	—	—	—	(57,812)	—	(57,812)
Other comprehensive loss	—	—	—	—	(225)	(225)
Balance as of September 30, 2020	72,472,912	$8	$884,677	$(512,926)	$342	$372,101
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(177,720)	$(178,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,292	1,044
Stock-based compensation expense	24,349	26,067
In process research and development expenses	60	18,080
Amortization of operating lease right-of-use assets	2,593	2,015
Amortization of debt discount and issuance costs	4,983	2,294
Amortization of premium on investments, net of accretion of discounts	186	24
Net realized gain on investments	—	(256)
Loss on disposal of property and equipment	84	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,221	(3,340)
Other assets	(87)	698
Operating lease liabilities	(2,706)	(1,294)
Accounts payable	(6,808)	10
Accrued expenses	4,715	2,768
Accrued research and development expenses	3,375	(7,019)
Accrued compensation and benefits	(3,918)	(1,959)
Net cash used in operating activities	(148,381)	(139,624)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(60)	(18,080)
Purchase of marketable securities	(143,897)	(108,969)
Maturities of marketable securities	17,550	199,029
Sales of marketable securities	—	83,515
Purchase of property and equipment	(1,463)	(1,253)
Net cash provided by (used in) investing activities	(127,870)	154,242
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	—	117,110
Proceeds from issuance of convertible debt, net	—	193,596
Purchase of shares pursuant to Employee Stock Purchase Plan	1,315	1,300
Proceeds from the exercise of stock options	1,643	285
Net cash provided by financing activities	2,958	312,291
Effect of exchange rate changes on cash, cash equivalents and restricted cash	211	(42)
Net increase (decrease) in cash, cash equivalents and restricted cash	(273,082)	326,867
Cash, cash equivalents and restricted cash, at the beginning of the period	486,620	135,089
Cash, cash equivalents and restricted cash, at the end of the period	$213,538	$461,956

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,055	$1,911

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$3,106
Derecognition ROU lease assets obtained in exchange for operating lease liabilities	$1,650	$—
Change in unrealized gain (loss) on marketable securities, net of tax	$188	$25
Unpaid property and equipment	$—	$83
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of September 30, 2021, the Company had an accumulated deficit of $755.3 million. From the Company’s inception through September 30, 2021, the Company has funded its operations primarily through equity and debt financings. The Company raised $942.0 million from October 2017 through September 30, 2021 through Series A and Series B convertible preferred stock financings, a convertible note financing, its initial public offering, or IPO, its Credit Facility (as defined in Note 5 below), and concurrent underwritten public offerings of its 5.00% convertible senior notes due 2027 (the “2027 Notes”) and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes. In addition, the Company received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc.
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
COVID-19
The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic worldwide and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 may continue to impact the Company’s financial condition or results of operations remains uncertain. A prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, certain sites temporarily closed enrollment in the Company's Phase 2 clinical trial in pulmonary arterial hypertension ("PAH") in 2020 as a result of the COVID-19 pandemic and related staffing shortages at sites and key vendors. In addition, due to the challenges of enrolling patients worldwide posed by the COVID-19 pandemic, the Company has experienced and may continue to experience delays in enrollment of patients in its Phase 2 clinical trial of seralutinib, also known as GB002, in PAH, as well as delays in reporting data results from its ongoing trials.

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share as it would be anti-dilutive:

	As of September 30,
	2021	2020
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	9,540,332	10,266,895
Non-vested shares under restricted stock grants	3,020,509	4,530,998

3. Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2021	December 31, 2020
Office equipment	3-7	$1,097	$1,153
Computer equipment	5	123	123
Software	3	130	116
Lab equipment	2-5	5,605	4,210
Leasehold improvements	6-7	2,562	2,540
Construction in process	N/A	—	15
Total property and equipment		9,517	8,157
Less: accumulated depreciation		3,896	2,623
Property and equipment, net		$5,621	$5,534
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2021	December 31, 2020
Accrued compensation	$9,591	$12,194
Operating lease liabilities, current	3,030	3,633
Accrued professional service fees	1,475	2,823
Accrued interest, current	3,558	1,094
Accrued other	806	742
Accrued litigation liability, current	2,400	—
Accrued in process research and development	45	225
Total accrued expenses	$20,905	$20,711

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2021
Money market funds	$154,055	$154,055	$—	$—
Commercial paper	113,896	—	113,896	—
Corporate debt securities	38,650	—	38,650	—
As of December 31, 2020
Money market funds	$411,104	$411,104	$—	$—
U.S. Treasury and agency securities	18,280	18,280	—	—
Corporate debt securities	26,573	—	26,573	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of September 30, 2021 and December 31, 2020, the carrying amounts of the Company’s financial instruments, which include cash, interest receivable, accounts payable and accrued expenses, approximate fair values because of their short maturities.
Interest receivable as of September 30, 2021 and December 31, 2020, was $0.2 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of September 30, 2021, the fair value of the Company’s 2027 Notes was $213.0 million.  The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of September 30, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
Marketable securities
Commercial paper	$113,896	$—	$—	$113,896
Corporate debt securities	38,661	16	(27)	38,650
Total marketable securities	$152,557	$16	$(27)	$152,546
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2021, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of September 30, 2021, were as follows (in thousands):

Estimated Fair Value
Due within one year	$144,888
One to two years	7,658
Total	$152,546
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying condensed consolidated balance sheets.
5. Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining two tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022. As of September 30, 2021, no other tranches under the Credit Facility were available to be drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions.  The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of September 30, 2021, the Company was in compliance with these covenants.
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
Debt as of September 30, 2021 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Term loan	$30,000	$30,000
Debt discount and issuance costs	(1,009)	(1,256)
Long-term debt	$28,991	$28,744
The scheduled future minimum principal payments are as follows (in thousands)

September 30, 2021
2021 (remaining 3 months)	$—
2022	5,806
2023	11,613
2024	11,613
2025	968
Total	$30,000

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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of September 30, 2021, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of September 30, 2021, there were no events or market conditions that would allow holders to convert the 2027 Notes.  At the time the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal amount	$200,000	$200,000
Unamortized debt discount	(51,367)	(56,080)
Unamortized debt issuance cost	(255)	(278)
Net carrying amount	$148,378	$143,642
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	September 30, 2021	December 31, 2020
Debt discount related to the value of conversion option	$53,635	$53,635
Debt issuance cost	(109)	(109)
Net carrying amount	$53,526	$53,526
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$2,500	$2,500	$7,472	$3,639
Amortization of debt discount	1,606	1,436	4,713	2,078
Amortization of debt issuance cost	7	7	23	10
Total interest expense related to the 2027 Notes	$4,113	$3,943	$12,208	$5,727
6. Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2021.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $63.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib. As of September 30, 2021, no other milestones had been accrued as the underlying contingencies had not yet been met.
License from Aadi Bioscience, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc., now known as Aadi Bioscience, Inc. (“Aadi”), under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aadi to develop and commercialize GB004, and certain other related compounds for all applications. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, the Company entered into an amendment to the license agreement with Aadi pursuant to which the Company made an upfront payment of $15.0 million to Aadi for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aadi retains its twenty percent (20.00%) participation right on a disposition of GB004. As of September 30, 2021, no milestones had been accrued as the underlying contingencies had not yet been met.
Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)
On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. (“Adhaere”) pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make future regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. The Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of September 30, 2021, no other milestones had been accrued as the underlying contingencies had not yet been met.
The Company recorded the following IPR&D expense on the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
GB004	—	275	—	15,275
Other preclinical programs	15	—	60	2,805
Total in process research and development	$15	$275	$60	$18,080
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
During the nine months ended September 30, 2021, 25,389 shares were forfeited due to termination of employment. For the year ended December 31, 2020, 441,801 shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of September 30, 2021 and December 31, 2020, 925,208 and 1,649,348 shares of common stock were subject to repurchase by the Company, respectively. The unvested stock liability related to these awards is immaterial to all periods presented.
8. Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2021, an aggregate of 2,866,077 shares of common stock were available for issuance under the 2019 Plan and 8,710,907 shares of common stock were subject to outstanding awards under the 2019 Plan.

2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the nine months ended September 30, 2021, 160,790 shares were issued pursuant to the ESPP. As of September 30, 2021, an aggregate of 1,844,007 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2021, 2,924,731 shares of common stock were subject to outstanding options under the 2017 Plan, and 41,606 shares of restricted stock awards granted under the 2017 plan were unvested.
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
The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2020	9,401,082	$13.42	8.1	$10,182
Options granted	2,923,501	$9.67
Options exercised	(280,895)	$5.85
Options forfeited/cancelled	(2,503,356)	$14.01
Outstanding as of September 30, 2021	9,540,332	$12.33	7.5	$22,958
Options vested and exercisable as of September 30, 2021	4,521,056	$12.74	6.6	$12,414
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2021 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021 was $0.7 million.
The weighted-average grant date fair value per share for the stock option grants during the nine months ended September 30, 2021 was $6.85.
The aggregate fair value of stock options that vested during the nine months ended September 30, 2021 was $17.3 million.

Restricted Stock
The summary of the Company’s restricted stock activity is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2020	3,330,821	$7.16
Granted	1,349,885	$10.23
Vested	(983,485)	$5.58
Forfeited	(676,712)	$10.01
Nonvested at September 30, 2021	3,020,509	$8.41
At September 30, 2021, the total unrecognized compensation related to unvested restricted stock awards granted was $18.2 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Research and development	$4,349	$4,726	$14,435	$14,094
General and administrative	3,238	4,197	9,914	11,973
Total stock-based compensation	$7,587	$8,923	$24,349	$26,067
At September 30, 2021, the total unrecognized compensation related to unvested stock option awards granted was $38.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
As of September 30, 2021, total unrecognized compensation expense related to the ESPP was $1.3 million, which the Company expects to recognize over a weighted-average period of approximately one year.
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

In June 2020, the Company entered into a sublease agreement for the permanent space with a third party. The sublease commenced on July 1, 2020 and expires on December 31, 2021. The sublessee pays the monthly base rent of $63,425, subject to an annual 3% increase, and is obligated to pay for common area maintenance and other costs.  The sublessee received a 6 months base rent abatement. The Company determined that there was no impairment on the original right-of-use asset and will continue to account for the permanent space as it did before the commencement of the sublease.  For the three and nine months ended September 30, 2021, the Company recognized $0.3 million and $0.9 million, respectively, in sublease income. The Company recognized $0.1 million in sublease income for the three and nine months ended September 30, 2020.
On July 29, 2020, the Company entered into a lease assignment agreement, whereby it became the assignee to a lease for certain office and laboratory space in Ann Arbor, Michigan. On August 4, 2021, the Company entered into a lease assignment agreement, whereby it assigned the lease to another assignee. The Company derecognized the related operating lease obligation and right-of-use asset of $1.7 million.
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 2.3 years.
Lease costs were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$1,008	$1,007	$3,084	$2,577
Short-term lease cost	13	16	34	54
Total lease cost	$1,021	$1,023	$3,118	$2,631
Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2021 and 2020 was $1.0 million, $3.2 million, $1.0 million and $2.6 million, respectively.
Gross future minimum annual rental commitments as of September 30, 2021, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2021 (remaining 3 months)	$985
2022	3,220
2023	1,694
2024	1,746
2025	—
Total undiscounted rent payments	$7,645

Present value discount	(651)
Present value	$6,994
Current portion of operating lease liability (included as a component of accrued expenses)	3,030
Noncurrent operating lease liabilities	3,964
Total operating lease liability	$6,994
For the three and nine months ended September 30, 2021 and 2020 the Company recorded approximately $1.1 million, $3.3 million, $1.0 million and $1.9 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.

On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-DEB). The operative complaint was filed on November 20, 2020. The complaint was filed on behalf of all investors who purchased the Company's securities pursuant to or traceable to the Company's February 8, 2019 IPO. The complaint alleged that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff sought damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The Company moved to dismiss the complaint on January 19, 2021. On April 19, 2021, the Court granted the Company's motion to dismiss in substantial part without leave to amend, and denied the motion to dismiss as to single claim. On October 29, 2021, the parties informed the Court that they have reached a settlement in principle, and the Court has vacated all deadlines. While the specific terms of the settlement remain to be finalized, the Company has agreed to pay approximately $2.4 million, in exchange for customary releases and settlement terms. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $2.4 million litigation charge related to this matter, which is included as a component of General and Administrative expense in the Condensed Consolidated Statements of Operations for the three and nine month ended September 30, 2021.

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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. We are currently evaluating three clinical-stage product candidates, including two candidates in ongoing Phase 2 clinical trials. We are developing seralutinib for the treatment of pulmonary arterial hypertension, or PAH, and commenced enrolling patients for a Phase 2 TORREY clinical trial in PAH patients in December 2020. We expect topline results from this trial in the second half of 2022, subject to developments in the ongoing COVID-19 pandemic. We are developing GB004 for the treatment of inflammatory bowel disease, including ulcerative colitis, or UC, and Crohn's disease. We commenced enrolling patients for a Phase 2 SHIFT-UC clinical trial in UC in October 2020, and in the fourth quarter of 2021, we announced that the trial had completed patient enrollment. We expect topline results from this trial in the second quarter of 2022. We are developing GB5121 for the treatment of relapsed/refractory primary CNS lymphoma, or PCNSL, and we commenced enrolling healthy volunteers in a Phase 1 clinical trial in November 2021. We expect to initiate a Phase 1b/2 clinical trial of GB5121 in PCNSL patients in the first half of 2022. We have a pre-clinical product candidate for the treatment of multiple sclerosis, GB7208, which we expect to advance into human clinical trials in the second half of 2022. We also have multiple other preclinical programs at various stages of development in the therapeutic areas of immunology, inflammation and oncology, and we are advancing those product candidates towards clinical development. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $942.0 million from October 2017 through September 30, 2021 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock in May 2020. In addition, we received $12.8 million in cash in connection with the January 2018 acquisition of AA Biopharma Inc., of which Pulmagen Therapeutics (Asthma) Limited is a wholly-owned subsidiary. As of September 30, 2021, we had $366.0 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three and nine months ended September 30, 2021 our net loss was $60.2 million and $177.7 million, respectively. For the three and nine months ended September 30, 2020 our net loss was $57.8 million and $178.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $755.3 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib and GB004. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and continues to affect our employees, patients, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions continue to take actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have implemented a work-from-home policy for certain of our employees. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including for seralutinib and GB004, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions have caused delays, and may continue to delay completion of these and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for how we will continue to enroll our Phase 2 clinical trial of seralutinib are based on an assumption that clinical trial and healthcare activities continue to return to normal and clinical sites remain open or reopen over the next six months in light of the continued spread of COVID-19. In particular, some PAH clinical trial sites are currently closed or limited as PAH patients may be at a higher risk of COVID-19 complications than the general population, and some PAH clinical trials may close again if there is a surge of COVID-19 cases in the specific geographies of such trial site locations. In addition, some PAH clinical trial sites and key vendors for our Phase 2 clinical trial of seralutinib are experiencing staffing shortages which has limited our ability to recruit and enroll patients. Therefore, our assumptions around enrollment timing may prove to be incorrect, in particular if COVID-19 continues to spread. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.
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
IPR&D expenses consist of our upfront payments made to Pulmokine, Inc., in connection with the in-license of seralutinib, the value of our stock issued to former AA Biopharma Inc. shareholders, in connection with the acquisition of GB001, our upfront payments made to Aerpio Pharmaceuticals, Inc., now known as Aadi Bioscience, Inc., or Aadi, in connection with the in-license and subsequent amendment of the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition of certain preclinical programs.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the nine months ended September 30, 2021, there have been no significant changes in our critical accounting policies as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021.
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table sets forth our selected statements of operations data for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,		2021 vs 2020
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$43,190	$41,846	$1,344
In process research and development	15	275	(260)
General and administrative	12,459	11,448	1,011
Total operating expenses	55,664	53,569	2,095
Loss from operations	(55,664)	(53,569)	(2,095)
Other income (expense), net
Interest income	191	580	(389)
Interest expense	(4,889)	(4,715)	(174)
Other income	115	(108)	223
Total other income (expense), net	(4,583)	(4,243)	(340)
Net loss	$(60,247)	$(57,812)	$(2,435)

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,		2021 vs 2020
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$129,335	$121,944	$7,391
In process research and development	60	18,080	(18,020)
General and administrative	35,068	33,851	1,217
Total operating expenses	164,463	173,875	(9,412)
Loss from operations	(164,463)	(173,875)	9,412
Other income (expense), net
Interest income	525	3,076	(2,551)
Interest expense	(14,503)	(7,913)	(6,590)
Other income	721	(44)	765
Total other expense, net	(13,257)	(4,881)	(8,376)
Net loss	$(177,720)	$(178,756)	$1,036

Operating Expenses
Research and development
Research and development expenses were $43.2 million for the three months ended September 30, 2021, compared to $41.8 million for the three months ended September 30, 2020, for an increase of $1.3 million, which was primarily attributable to an increase of $14.4 million of costs associated with preclinical studies for what we collectively refer to as our other programs in the table below, an increase of $1.0 million of costs associated with preclinical studies and clinical trials for GB004 and an increase of $0.7 million of costs associated with preclinical studies and clinical trials for seralutinib, offset by a decrease of $11.4 million of costs associated with preclinical studies and clinical trials for GB001 and a decrease of $3.2 million of costs associated with preclinical studies and clinical trials for GB1275.
Research and development expenses were $129.3 million for the nine months ended September 30, 2021, compared to $121.9 million for the nine months ended September 30, 2020, for an increase of $7.4 million, which was primarily attributable to an increase of $21.5 million of costs associated with preclinical studies for our other programs and an increase of $12.3 million of costs associated with preclinical studies and clinical trials for GB004, an increase of $8.1 million of costs associated with preclinical studies and clinical trials for GB002, offset by a decrease of $28.1 million of costs associated with preclinical studies and clinical trials for GB001 and a decrease of $6.3 million of costs associated with preclinical studies and clinical trials for GB1275.
The following table shows our research and development expenses by program for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Seralutinib	$12,382	$11,687	$34,695	$26,593
GB004	11,613	10,598	30,857	18,522
GB1275	1,954	6,181	7,311	13,620
GB001	338	11,716	2,051	31,258
Other Programs	16,903	1,664	54,421	31,951
Total research and development	$43,190	$41,846	$129,335	$121,944

In process research and development
There were no significant IPR&D expenses for the three months ended September 30, 2021 and 2020.
There were no significant IPR&D expenses for the nine months ended September 30, 2021. IPR&D for the nine months ended September 30, 2020 was $18.1 million, which was primarily attributable to a $15.0 million upfront payment to Aadi in connection with the amendment to the in-license agreement of GB004.
General and administrative
General and administrative expenses were $12.5 million for the three months ended September 30, 2021, compared to $11.4 million for the three months ended September 30, 2020, for an increase of $1.0 million, which was primarily attributable to an increase in legal expense in connection with a potential settlement of outstanding litigation of $2.4 million, offset by a decrease in stock-based compensation costs.
General and administrative expenses were $35.1 million for the nine months ended September 30, 2021, compared to $33.9 million for the nine months ended September 30, 2020, for an increase of $1.2 million, which was primarily attributable to an increase in legal expense in connection with a potential settlement of outstanding litigation of $2.4 million, offset by a decrease in stock-based compensation costs.
Other income (expense), net
Other expense, net was $4.6 million for the three months ended September 30, 2021, compared to other expense, net of $4.2 million for the three months ended September 30, 2020, for an increase of $0.4 million, which was primarily attributable to a decrease in investment income earned on our cash, cash equivalents and marketable securities during the period.
Other expense, net was $13.3 million for the nine months ended September 30, 2021, compared to other expense, net of $4.9 million for the nine months ended September 30, 2020, for an increase of $8.4 million, which was primarily attributable to a $6.6 million increase in interest expense on our 2027 Notes and a $2.6 million decrease in investment income earned on our cash, cash equivalents and marketable securities during the period, offset by an increase in sublease income of $0.8 million.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2021, we had an accumulated deficit of $755.3 million.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Under our license agreements with Pulmokine and Aadi, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through the nine months ended September 30, 2021, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of September 30, 2021 we had cash, cash equivalents and marketable securities of $366.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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

On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of September 30, 2021, no other tranches under the Credit Facility were available to be drawn.
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
The following table shows a summary of our cash flows for each of the nine months ended September 30, 2021 and 2020, respectively:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(148,381)	$(139,624)
Net cash provided by (used in) investing activities	(127,870)	154,242
Net cash provided by financing activities	2,958	312,291
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$211	$(42)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(273,082)	$326,867
Operating activities
During the nine months ended September 30, 2021, operating activities used approximately $148.4 million of cash, primarily resulting from a net loss of $177.7 million reduced by stock-based compensation expense of $24.3 million.
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
Investing activities
During the nine months ended September 30, 2021, investing activities used approximately $127.9 million of cash, primarily resulting from the purchases of marketable securities of $143.9 million, offset by the maturities of marketable securities of $17.6 million.
During the nine months ended September 30, 2020, investing activities provided approximately $154.2 million of cash, primarily resulting from the sales and maturities of marketable securities of $282.5 million, offset by the purchases of marketable securities of $109.0 million and a $15.0 million upfront payment to Aadi in connection with the amendment to the in-license agreement of GB004.

Financing activities
During the nine months ended September 30, 2021, financing activities provided $3.0 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP and the exercise of stock options.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2021, we have used approximately $235.9 million of the proceeds from our IPO for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.
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

GOSSAMER BIO, INC.

Date:	November 8, 2021	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)