Form 10-K
period 2021-12-31
Gossamer Bio, Inc.
filed 2022-03-03
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $516.9 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $8.12 per share.
As of February 25, 2022, the registrant had 76,477,113 shares of common stock ($0.0001 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for our product candidates, the timing and likelihood of regulatory filings and approvals for our product candidates, the impact of COVID-19 on our business, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this annual report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this annual report and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors.” The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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
This Annual Report also contains industry, market and competitive position data from our own internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies and publicly available information. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires. In addition, while we believe the industry, market and competitive position data included in this report is reliable and based on reasonable assumptions, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed in in Part I, Item 1A, “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.
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
We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class therapeutics. We currently have three clinical-stage product candidates, in addition to one late-stage preclinical product candidate and five additional preclinical programs.
The following table summarizes our current programs:
Seralutinib (GB002: PDGFR, CSF1R and c-KIT Inhibitor)
Seralutinib, also known as GB002, is an inhaled, small molecule, platelet-derived growth factor receptor, or PDGFR, colony-stimulating factor 1 receptor, or CSF1R, and c-KIT inhibitor in development for the treatment of pulmonary arterial hypertension, or PAH. Seralutinib has been generally well tolerated in completed clinical trials. In contrast to the three classes of marketed vasodilatory therapies for PAH, we believe that seralutinib has the potential to reverse pathological remodeling by addressing mechanisms that underlie PAH. Inhaled seralutinib, which is designed to act on both isoforms of the PDGFR, α and β, as well as the CSF1R and c-KIT pathways, inhibited and reversed cellular overgrowth in lung blood vessels in multiple animal PAH models. In 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against PDGFR and c-KIT, marketed for oncology indications, showed statistically significant improvement in its primary efficacy endpoint, however serious systemic toxicities were also observed. To date, these serious toxicities have not been observed with seralutinib in our completed short-duration Phase 1 single-ascending dose / multiple ascending dose, or SAD / MAD, studies in healthy volunteers or in our two-week Phase 1b trial in PAH patients. In the Phase 1b clinical trial in PAH patients, seralutinib demonstrated rapid systemic clearance, target engagement via whole blood CSF1R stabilization assay and was generally well tolerated. We commenced the Phase 2 TORREY trial in PAH patients in December 2020. Topline results from this trial are expected in the second half of 2022, subject to developments in the ongoing COVID-19 pandemic. We in-licensed seralutinib from Pulmokine, Inc. in 2017 and retain worldwide rights. The United States Food and Drug Administration, or FDA, and the European Commission, or EC, have granted seralutinib orphan drug designation for the treatment of patients with PAH.
GB004 (Gut-Targeted HIF-1α Stabilizer)
GB004 is a gut-targeted, oral small molecule being developed for the treatment of inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn’s disease, or CD. GB004 stabilizes hypoxia-inducible factor 1α, or HIF-1α, through the inhibition of prolyl hydroxylase domains, or PHDs, key enzymes involved in HIF degradation. Preclinical data from animal models of IBD demonstrated that HIF-1α stabilization restores intestinal epithelial barrier integrity and function and results in immunomodulatory effects that we believe are important in reducing inflammation and enhancing mucosal healing in IBD patients. We have completed Phase 1 SAD and MAD studies in healthy volunteers and a Phase 1b trial in patients with active UC, and GB004 has been generally well tolerated. In a 28-day Phase 1b clinical trial in patients with active UC, GB004 was well-tolerated, demonstrated a gut-targeted PK profile, showed evidence of target engagement, and initial signs of potential clinical efficacy were observed. We completed enrollment for the ongoing Phase 2 SHIFT-UC trial in patients with active mild-to-moderate UC in the fourth quarter of 2021. Topline results for the week 12 primary endpoint for this trial are expected to be publicly reported in the second quarter of 2022, and topline results for the week 36 treat-through endpoint for this trial are expected to be publicly reported in the fourth quarter of 2022. We in-licensed GB004 from Aadi Bioscience, Inc., or Aadi, in 2018 and retain worldwide rights.
GB5121 (CNS-Penetrant BTK Inhibitor)
GB5121 is an oral, irreversible, covalent, small molecule inhibitor of Bruton’s Tyrosine Kinase, or BTK, in clinical development for the treatment of primary central nervous system lymphoma, or PCNSL. GB5121 was selected based on its central nervous system, or CNS, penetration and kinase selectivity. BTK is expressed in several immune cells including B cells and myeloid cells, where it mediates signaling downstream of multiple receptors. Inhibition of BTK results in the immediate blockade and down-regulation of several cellular activities that drive autoimmunity and inflammation. Active BTK signaling is also present in many B cell malignancies. BTK inhibitors are approved in the United States to treat oncology indications. In preclinical mouse models, GB5121 has demonstrated superior CNS penetration at studied doses when compared to selected BTK inhibitors. We believe the CNS penetration observed in these preclinical studies supports the development of GB5121 as a potential therapy for the treatment of hematologic malignancies in the CNS, including PCNSL. GB5121 is currently being evaluated in a Phase 1 clinical study in healthy volunteers. We expect to initiate a global Phase 1b/2 clinical trial in PCNSL patients in the first half of 2022. GB5121 was internally developed and is wholly owned.
GB7208 (CNS-Penetrant BTK Inhibitor)
GB7208 is an oral, small molecule, BTK inhibitor in preclinical development for the treatment of multiple sclerosis, or MS. Like GB5121, GB7208 was selected based on its CNS penetration and kinase selectivity. Immune cells are believed to play an important role in the pathology of MS, and BTK inhibitors are in late-stage clinical development for the treatment of autoimmune indications, such as MS. In preclinical mouse models, GB7208 has demonstrated superior CNS penetration at studied doses, when compared to selected BTK inhibitors in development for autoimmune indications, including MS. GB7208 is currently undergoing preclinical testing, and pending the outcomes of our ongoing preclinical work, we expect to initiate a Phase 1 study in healthy volunteers in the second half of 2022. GB7208 was internally developed and is wholly owned.
Our Research Capabilities and Preclinical Programs
Including GB7208, we have six programs in preclinical development. We are continuing to build our research capabilities, specifically focusing on our areas of expertise within immunology, inflammation and oncology, in order to advance new programs into the clinic, as well as to optimize our existing programs.
Our Team
Our founders and management team have held senior positions at leading biopharmaceutical companies and possess substantial experience and expertise across the spectrum of drug discovery, development and commercialization.
Faheem Hasnain is our Co-Founder and has served as our Chief Executive Officer since November 2020 and as our Chairman since our inception. Mr. Hasnain also served as our Chief Executive Officer from our inception through July 2018 and our Executive Chairman from July 2018 through June 2019. Prior to co-founding Gossamer Bio, Mr. Hasnain served as President, CEO and as a Director of Receptos, Inc. from November 2010 to August 2015. Receptos was a public company formed in 2009 focused on developing treatments in immunology and metabolic disorders and was purchased by Celgene Corporation in August 2015. Previously, Mr. Hasnain was the President and Chief Executive Officer and a director of Facet Biotech Corporation, a biology-driven antibody company with a focus in MS and oncology. He held that position from December 2008 until the company's acquisition by Abbott Laboratories in April 2010.
Bryan Giraudo, our Chief Financial Officer and Chief Operating Officer, has extensive biotechnology and medical technology finance experience, having previously served as Senior Managing Director at Leerink Partners (now known as SVB Leerink) and Managing Director at Merrill Lynch, Pierce, Fenner & Smith Incorporated. Richard Aranda, M.D., our Chief Medical Officer, is an experienced clinician and drug developer with previous experience at Bristol Myers Squibb Company, Novo-Nordisk, Inc., Receptos and Celegene Corporation. Laura Carter, Ph.D., our Chief Scientific Officer, has over 20 years of industry experience spanning target identification and validation activities through Phase 2 clinical trials in multiple therapeutic areas having previously held positions at Lycera Corporation, Medimmune, Array Biopharma and Wyeth. Christian Waage, our Executive Vice President, has meaningful management biotechnology experience, having previously held various positions at Receptos, most recently as Managing Director after its acquisition by Celgene, and served at Ardea Biosciences, Inc. as Vice President, General Counsel. Caryn Peterson, our Executive Vice President, Regulatory Affairs, has considerable experience and regulatory expertise as a Managing Director of Development & Strategic Consulting Associates, as well as management positions leading regulatory affairs at Syndax Pharmaceuticals and FeRx Incorporated.
Our Strategy
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. Our goal is to be an industry leader in each of these therapeutic areas and to enhance and extend the lives of patients suffering from such diseases. Critical components of our business strategy include:
•Create deep therapeutic centers of excellence by leveraging our immunology and translational discovery and development expertise. We currently have three clinical-stage product candidates, one late-stage preclinical product candidate, and an additional five preclinical-stage programs across the areas of immunology, inflammation and oncology. We will continue to build out our portfolio, focusing on these therapeutic areas, through both internal discovery and strategic transactions to create a diversified portfolio of early and late-stage product candidates.
•Maximize the impact of our product candidates by expanding development across multiple indications. We aim to focus our development efforts on product candidates that have the potential to treat multiple diseases and plan to develop them in additional indications where warranted. For example, we plan to develop GB004 in both UC and CD. We continue to evaluate potential neurological conditions for GB7208.
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
Our Product Candidates
Seralutinib (GB002: PDGFR, CSF1R and c-KIT Inhibitor)
Seralutinib, also known as GB002, is an inhaled, small molecule, PDGFR, CSF1R and c-KIT inhibitor in development for the treatment of PAH. As of December 31, 2021, seralutinib has been generally well tolerated in completed clinical trials. In contrast to the three classes of marketed vasodilatory therapies for PAH, we believe that seralutinib has the potential to reverse pathological remodeling by addressing mechanisms that underlie PAH. Inhaled seralutinib, which is designed to act on both isoforms of the PDGFR, α and β, as well as the CSF1R and c-KIT pathways, inhibited and reversed cellular overgrowth in lung blood vessels in animal PAH models. In 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against PDGFR and c-KIT, marketed for oncology indications, showed statistically significant improvement in its primary efficacy endpoint, however serious systemic toxicities were also observed. To date, these serious toxicities have not been observed with seralutinib in our completed short-duration Phase 1 SAD / MAD studies in healthy volunteers or in our two-week Phase 1b trial in PAH patients. In the Phase 1b clinical trial in PAH patients, seralutinib demonstrated rapid systemic clearance, target engagement via whole blood CSF1R stabilization assay and was generally well tolerated. We commenced the Phase 2 TORREY trial in PAH patients in December 2020. Topline results from this trial are expected in the second half of 2022, subject to developments in the ongoing COVID-19 pandemic. We in-licensed seralutinib from Pulmokine, Inc. in 2017 and retain worldwide rights. The FDA and the EC have granted seralutinib orphan drug designation for the treatment of patients with PAH.

Mechanism of Action
PAH is driven by abnormal cellular proliferation within and around the small blood vessels of the lung that carry blood from the right side of the heart to the lungs. Functional and structural changes in the pulmonary vasculature, known as vascular remodeling, can lead to smooth muscle cell proliferation and migration from the middle layer of the blood vessel into the inner layer. This can result in the development of plexiform and neointimal lesions that can obstruct blood flow. The obstruction of blood flow in the pulmonary vessels can also predispose patients to thrombosis, or blood clots, within these small pulmonary vessels that further blocks blood flow. This progressive obstruction of blood flow from the right side of the heart to the lungs can cause the right ventricle to fail, thus leading to severe breathlessness, reduced exercise tolerance and death. Seralutinib was designed to inhibit multiple kinases that play a role in the pathology of PAH, including PDGFRα/β, CSF1R and c-KIT.
The PDGFR is a tyrosine kinase receptor which, when activated by its agonist, induces cellular proliferation. PDGF expression is known to be particularly important to stimulating smooth muscle cell proliferation in PAH patients. PDGFRs and their ligands are both upregulated in PAH. Upregulated PDGFR signaling results in endothelial cell and fibroblast dysfunction and the proliferation and migration of smooth muscle cells. This effect results in the overgrowth and occlusion of blood vessels in the lung. Kinase inhibitors with activity against the PDGFR pathway have shown the ability to reverse PAH in animal models.
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
Mechanistic validation of a PDGFR and c-KIT kinase inhibitor has been observed in clinical trials of imatinib (Gleevec), an oral tyrosine kinase inhibitor with known activity against the PDGFR and c-KIT pathways, which demonstrated proof-of-concept in humans in a Phase 3 clinical trial in PAH. In preclinical models, as compared to imatinib, seralutinib was a more potent inhibitor of the PDGFRα isoform, and seralutinib was a ten-fold more potent inhibitor of the PDGFRβ isoform and c-KIT.
Macrophages have also been identified as one of the most important inflammatory cells in the development and exacerbation of PAH. Macrophages, which express the CSF1 receptor, are now recognized to play an important role in PAH pathology. Activated CSF1R positive macrophages accumulate around pulmonary arterioles in PAH, which have been shown in vivo in PAH patients with positron emission tomography. Additionally, macrophage activity in PAH is associated with bone morphogenetic protein receptor type II, or BMPR2, levels. The decrease in BMPR2 characteristic of PAH results in induction of granulocyte-macrophage colony-stimulating factor, or GM-CSF, and macrophage recruitment. Notably, in the BMPR2 knock out mouse, there is significant pulmonary inflammation due to activation of tissue macrophages.
Furthermore, inflammatory macrophages secrete PDGF and stimulate pulmonary artery smooth muscle cell migration and proliferation, accelerating the feedback loop of inflammation, hyperproliferation and fibrosis that characterize PAH.
Prior PDGF Pathway Development in PAH—The IMPRES Phase 3 Clinical Trial of Imatinib
The IMPRES trial was a Phase 3 clinical trial conducted by Novartis of imatinib (Gleevec) in patients with PAH. Imatinib has known activity against multiple tyrosine kinases, including the PDGFR, c-KIT receptors and Abelson murine leukemia viral oncogene homolog 1, or c-ABL. 202 patients were enrolled in the IMPRES trial, of which 41% were being treated with prostanoids, oral phosphodiesterase type 5, or PDE5, inhibitors and oral endothelin receptor agonists, or ERAs. The trial met its primary endpoint, improvement in 6-minute walk distance, or 6MWD, versus placebo at week 24 from baseline, with statistical significance (p = 0.002). The p-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant.
Patients on imatinib also demonstrated statistically significant improvements in measures of hemodynamics, including pulmonary vascular resistance, or PVR, a standard measurement in the evaluation of patients with PAH. However, systemic adverse events such as bleeding and poor tolerability and frequent drug discontinuation led to a high drop-out rate within the active arm of the trial. Subdural hematomas occurred in eight patients who were also being administered oral anticoagulants during the trial. Novartis withdrew its supplemental regulatory applications in PAH in 2013 and, to our knowledge, did not pursue further development of imatinib in the indication.
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
Multiple PAH-specific treatments have been introduced in the past two decades, however PAH continues to have a high morbidity and mortality. Based on REVEAL registry data, newly diagnosed functional class III and IV patients have 5-year survival rates of 60% and 44%, respectively, while rates for previously diagnosed patients were even lower at 57% and 27%, respectively.
Overview of PAH Market
PAH most commonly affects women between the ages of 30 and 60. The true incidence and prevalence of PAH are unknown. The American Lung Association estimates that between 500 and 1,000 new cases are diagnosed each year in the US. PAH has an estimated prevalence of 70,000 patients in the US and Europe. The number of diagnosed PAH patients continues to increase, and we believe this increase is likely due to enhanced awareness and diagnosis of the disease. Total PAH drug sales worldwide in 2020 exceeded $5 billion.
Treatment Paradigm in PAH
Currently approved PAH therapies consist of three classes of vasodilators: PDE5 inhibitors (and guanylate cyclase stimulators), ERAs, and prostanoids. PDE5 inhibitors are often used in combination with ERAs as an early treatment strategy. In patients who fail to respond to combination therapy of an ERA and a PDE5 inhibitor, it is common practice to add a prostanoid. Prostanoids are also commonly used to treat patients with evidence of right heart failure. While existing treatments have led to significant improvements in time to clinical worsening and other composite endpoints in PAH patients, none directly alter the underlying disease process. The effect of vasodilation, while improving blood flow through the lungs, may eventually be overtaken by the worsening cellular proliferation and arterial remodeling underlying the condition. We believe an agent with the ability to safely reverse pathological remodeling could provide utility across functional classes and risk categories.
Seralutinib Product Differentiation
Seralutinib is an inhaled kinase inhibitor designed to build on the evidence of efficacy seen in trials of imatinib while overcoming imatinib’s observed systemic safety and tolerability issues and improving on imatinib's kinase inhibitory profile. Seralutinib is designed to have a differentiated selectivity profile as compared to imatinib with increased potency against the PDGFRα isoform, ten-fold higher potency against the PDGFRβ isoform and c-KIT, and no activity against c-ABL or the tyrosine kinase, LCK. Additionally, seralutinib is multiple orders more potent against CSF1R, as compared to imatinib. We believe seralutinib has the potential to be a differentiated PAH therapeutic that may provide:
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

Summary of Completed Phase 1a Studies
We completed Phase 1a SAD and MAD double-blind, placebo-controlled, randomized studies of orally inhaled seralutinib in 82 healthy adult volunteers. We assessed pharmacokinetics, or PK, parameters and safety. Seralutinib was well-tolerated, and there were no dose-limiting toxicities. No serious adverse events, or SAEs, were reported, and no reported adverse events, or AEs, led to study drug discontinuation. The most common AEs were throat irritation and cough, which were mild in severity and similar in incidence to placebo. Following single and multiple oral inhalations, seralutinib was rapidly absorbed into and cleared from the systemic circulation. Seralutinib exposure increased in a dose-proportional manner following single and multiple dose administration.
Summary of Completed Phase 1b PAH Clinical Trial
In December 2020, we announced initial topline results from the completed Phase 1b randomized, double-blind, placebo-controlled, multi-center trial of seralutinib in functional class II and III PAH patients. At the time of announcement, eight patients had completed the two-week blinded portion of the trial. Enrollment for this trial was temporarily paused due to the COVID-19 pandemic but was reopened in the third quarter of 2020. The primary outcome of this 2-week trial was safety and tolerability. Seralutinib was generally well tolerated in PAH patients, and all eight patients completed the 2-week study. There were no SAEs, and the most frequently reported AEs were mild-to-moderate cough and mild headache. Systemic PK was characterized by low systemic exposure and rapid drug clearance in PAH patients, which was consistent with PK data from the Phase 1a studies in healthy volunteers. Target engagement in PAH patients was demonstrated via whole blood CSF1R stabilization assay across all tested dose levels.
Upon completion of the two-week Phase 1b trial, two PAH patients were able to enroll and complete a six-month open label extension trial of seralutinib. Both patients were able to titrate up to the maximum allowed dose, 90 mg twice daily. No SAEs were reported during the extension trial. Both patients demonstrated a decrease in NT-proBNP levels from baseline, and both patients demonstrated an increase in 6-MWD from baseline.
Summary of Ongoing Phase 2 PAH Clinical Trial (TORREY Study)
In December 2020, we commenced the Phase 2 TORREY trial, a randomized, double-blind, placebo-controlled, multi-center clinical trial in PAH patients. We are enrolling approximately 80 functional class II and III PAH patients who are on background therapy, including patients on triple therapy. Patients will be randomized in a 1:1 fashion to seralutinib and placebo. Patients on the active arm will receive seralutinib at doses ranging from 45 mg twice daily to 90 mg twice daily. Patients will remain on their background PAH therapies throughout the trial. The primary endpoint of the TORREY trial is change from baseline in pulmonary vascular resistance at week 24, with a key secondary endpoint of change from baseline to week 24 in 6MWD, although the trial is not powered for statistical significance in 6MWD. We are also assessing relevant safety endpoints and exploratory endpoints, including changes in echocardiogram readings, functional class, and biomarkers, such as NT-proBNP. We have implemented COVID-19 mitigation plans related to this trial, including opening more sites, spread regionally across the globe, and incorporating countries less impacted by the pandemic. Upon completion of the 24-week TORREY trial, patients will have the option of entering a stand-alone open-label extension trial. Topline results from the TORREY trial are expected in the second half of 2022, subject to developments in the ongoing COVID-19 pandemic.
GB004 (HIF-1α Stabilizer)
GB004 is a novel, gut-targeted, oral small molecule being developed for the treatment of IBD including UC and CD. GB004 stabilizes HIF-1α through the inhibition of PHDs, key enzymes involved in HIF degradation. Preclinical data from animal models of IBD demonstrated that HIF-1α stabilization restores intestinal epithelial barrier integrity and function and results in immunomodulatory effects that we believe are important in reducing inflammation and enhancing mucosal healing in IBD patients. We have completed Phase 1 SAD and MAD studies in healthy volunteers and a Phase 1b trial in patients with active UC, and GB004 was generally well tolerated. In a 28-day Phase 1b clinical trial in patients with active UC, GB004 was well-tolerated, demonstrated a gut-targeted PK profile, showed evidence of target engagement, and initial signs of potential clinical efficacy were observed. We commenced the Phase 2 SHIFT-UC trial in patients with active mild-to-moderate UC in October 2020, and we announced that we had completed trial enrollment in the fourth quarter of 2021. Topline results for the week 12 primary endpoint for this trial are expected to be publicly reported in the second quarter of 2022, and topline results for the week 36 treat-through endpoint for this trial are expected to be publicly reported in the fourth quarter of 2022. We in-licensed GB004 from Aadi in 2018 and retain worldwide rights.
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
Modulation of HIF stability is being evaluated in other disease contexts, including in the treatment of anemia due to chronic kidney disease. The systemic PHD inhibitors being developed in this setting have on-target effects of increased erythropoietin, or EPO, and vascular endothelial growth factor, or VEGF. As this would be an undesirable effect in patients with IBD, we have designed GB004 to be gut-targeted, with multi-fold higher concentrations in the gut than in the periphery. In our Phase 1 healthy volunteer studies and in our Phase 1b trial in patients with active UC, no differences in plasma EPO or VEGF levels were observed for GB004 relative to placebo or with respect to GB004 dose.
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
Overview of IBD
IBD includes UC and CD, which are characterized by chronic inflammation of the gastrointestinal, or GI, tract. Global epidemiology of IBD varies greatly from region to region. Although the incidence of IBD has remained stable or fallen in western countries over the last 2 decades, it is currently on a sharp rise in developing, newly industrialized areas. Due to the chronic nature of IBD, prevalence rates continue to grow slowly across Europe and North America, and IBD is estimated to affect up to 0.5% of the population in many countries.
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
Treatment Paradigm in IBD
Treatment of IBD consists mainly of immunosuppressive therapies. Treatment choices depend on the patient’s disease severity and responsiveness to therapy. Medications that treat mild-to-moderate IBD are generally well tolerated. However, as the severity of IBD increases, the potential toxicities of the medications required to manage the disease also increase. For example, treatment of mild-to-moderate patients typically starts with 5-aminosalicylic acid, or 5-ASA. For those IBD patients who do not respond to 5-ASAs, or those with more severe disease, corticosteroids are generally used to induce clinical remission. However, longer-term treatment with corticosteroids is associated with multiple adverse effects.
Patients with moderately to severely active IBD, who become nonresponsive or intolerant to corticosteroids, are treated with immunomodulators, biologics or a Janus kinase, or JAK, inhibitor. Immunomodulators show a delay in onset of action of one to three months and can result in neutropenia, pancreatitis, nephrotoxicity and hepatotoxicity. For those patients with mild-to-moderate disease who do not respond to 5-ASAs, these immunomodulatory therapies and associated toxicities and risks may not be appropriate. There exists substantial unmet need for additional mild-to-moderate treatment options. The treatment of moderate-to-severe patients is dominated by anti-TNF biologics, though the paradigm is shifting because of the approval of agents in other classes, such as anti-integrins, anti-IL-12 / -23s, S1P1 receptor modulators and JAK inhibitors.
GB004 Product Differentiation
GB004 is designed to be gut-targeted with higher intestinal exposure than systemic exposure. In IBD animal models, GB004 has demonstrated greater accumulation of HIF-1α than HIF-2α which may lead to restoration of epithelial barrier function and resolution of inflammation, while avoiding the potential adverse effects of increased EPO. In the Phase 1b trial in patients with active UC, GB004 showed rapid clearance from systemic circulation, suggesting gut-targeted PK, and multi-fold higher concentrations of drug in the gut as compared to the plasma after eight hours of dosing. Additionally, in this trial, GB004 continued to demonstrate no effects on systemic EPO or VEGF.
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
Clinical Development History of GB004
Summary of Completed Phase 1 Clinical Studies in Healthy Volunteers
GB004 was evaluated by Aadi in a first-in-human Phase 1 SAD study in healthy male volunteers. The primary objective of the study was to evaluate the safety and tolerability of ascending dose levels of GB004 after single oral administrations. The secondary objective was to characterize PK. A total of 40 subjects were randomized into five cohorts with eight subjects each. All subjects completed the study. The five dose levels evaluated in this study were 20 mg, 60 mg, 120 mg, and 240 mg in 50 ml of solution and 240 mg in 100 ml of solution. GB004 was generally well tolerated. No SAEs occurred. There were no differences in systemic levels of VEGF and EPO between GB004 and placebo.
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
GB004 was also evaluated in a randomized, double-blind, placebo-controlled Phase 1a study to assess the safety, tolerability, PK and PD, effects of various doses and formulations in healthy male and female volunteers. Volunteers received daily doses of 120 mg solution or placebo, or up to 240 mg tablet, or up to 240 mg delayed-release tablet, or placebo for seven days. All formulations of GB004 were generally well tolerated, and in this study, the tolerability of 240 mg tablet was comparable to the 120 mg solution dose. No SAEs occurred. There were no differences in systemic levels of VEGF and EPO between GB004 and placebo. In the Phase 2 SHIFT-UC trial, Gossamer is utilizing a tablet formulation of GB004.
Summary of Completed Phase 1b Clinical Trial in UC
The Phase 1b trial was designed to evaluate the safety, tolerability and PK of a 120 mg once-daily dose of GB004 in a solution formulation over a 28-day treatment period in UC patients with active disease despite treatment with 5-ASA therapy. In addition, PD and clinical activity were studied as exploratory measures. 34 patients were randomized 2:1 to receive either GB004 (n=23) or placebo (n=11). GB004 was generally well tolerated during the trial with no effects on systemic EPO or VEGF observed, relative to placebo. The most frequent AEs experienced by patients on the GB004 group were nausea and dysgeusia, all of which were mild in severity, aside from one case of moderate nausea. All patients completed the trial, except for a single patient in the GB004 group who experienced an SAE of worsening UC, which was deemed by the investigator to be unrelated to study drug.
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
Summary of Ongoing Phase 2 Clinical Trial in UC (SHIFT-UC Study)
In October 2020, we commenced the Phase 2 SHIFT-UC trial, a randomized, double-blind, placebo-controlled, multi-center clinical trial in UC patients with active mild-to-moderate UC disease, despite treatment with 5-ASA therapy. In the fourth quarter of 2021, we announced the completion of enrollment. Patients are randomized in a 1:1:1 ratio to one of two doses of GB004 in tablet form and placebo. Patients are required to remain on stable background 5-ASA therapy throughout the trial. The 12-week primary endpoint of the SHIFT-UC study is clinical remission, with secondary endpoints including clinical response, histological remission, endoscopic improvement and mucosal healing. The trial will also evaluate these endpoints at week 36. We are also assessing relevant safety endpoints and exploratory endpoints. Patients may also enter an open-label extension upon completion of the placebo-controlled period or by meeting disease activity criteria during the placebo-controlled period at or after week 12. The co-primary endpoint of the SHIFT-UC study is percentage of participants with a treatment emergent adverse event, from the first dose of the open-label extension through week 28 of the open-label extension. Topline results for the 12-week primary endpoint for the SHIFT-UC trial are expected in the second quarter of 2022. Topline results for the 36-week treat-through endpoint are expected in the fourth quarter of 2022.
GB5121 (CNS-Penetrant BTK Inhibitor)
GB5121 is an oral, irreversible, covalent, small molecule inhibitor of BTK, in clinical development for the treatment of PCNSL. GB5121 was selected based on its CNS penetration and kinase selectivity. BTK is expressed in several immune cells including B cells and myeloid cells, where it mediates signaling downstream of multiple receptors. Inhibition of BTK results in the immediate blockade and down-regulation of several cellular activities that drive autoimmunity and inflammation. Active BTK signaling is also present in many B cell malignancies. BTK inhibitors are approved in the United States to treat oncology indications. In preclinical mouse models, GB5121 has demonstrated superior CNS penetration at studied doses when compared to selected BTK inhibitors. We believe the CNS penetration observed in these preclinical studies supports the development of GB5121 as a potential therapy for the treatment of hematologic malignancies in the CNS, including PCNSL. GB5121 is currently being evaluated in a Phase 1 clinical study in healthy volunteers. We expect to initiate a global Phase 1b/2 clinical trial in PCNSL patients in the first half of 2022. GB5121 was internally developed and is wholly owned.
Mechanism of Action
BTK plays a critical and multifaceted role within the immune system. BTK is a non-receptor protein-tyrosine kinase that belongs to the TEC family of kinases. It is present in hematopoietic cells such as B cells, macrophages, neutrophils and mast cells. BTK is a critical mediator of B cell receptor, or BCR, signaling and the adaptive immune response. Upon stimulation of BCR, the BTK pathway results in an increased level of intracellular calcium and activation of transcription factors involved in B cell proliferation, differentiation and survival. The pathway is also key for the proliferation, migration and survival of malignant B cells, and inhibition of this pathway has been effective in treating several hematological malignancies. BTK inhibitors are approved by the FDA for the treatment of multiple B cell lymphomas.
While BTK inhibitors provide a valuable treatment option for patients with hematologic malignancies, existing treatments may be suboptimal for the treatment of CNS disease. The blood brain barrier, or BBB, is comprised of endothelial cells that serve as a highly discriminatory boundary, separating the systemic circulation and the extracellular fluid of the CNS. The BBB effectively protects the brain from circulating pathogens, but it also restricts the ability of pharmaceutical agents from crossing from the systemic circulation into the CNS, including most BTK inhibitors. GB5121 demonstrated superior CNS penetration at studied doses in preclinical mouse models, when compared to other BTK inhibitors targeting oncological conditions.
Treatment with BTK inhibitors is associated with on-target and off-target AEs, such as rash, diarrhea, infection, bleeding, cytopenias and cardiovascular AEs, including atrial fibrillation. Molecules with modest selectivity may incur increased off-target AEs through unintended interaction with off-target kinases. Later generation BTK inhibitors have focused on minimizing off-target toxicities with increased selectivity, but limited CNS penetration makes these molecules potentially suboptimal for the treatment of CNS disease. In pre-clinical assays, GB5121 has been observed to be highly selective for BTK, and we believe that higher selectivity has the potential to limit the adverse events associated with modestly selective BTK inhibitors.
Overview of Primary CNS Lymphoma
PCNSL is a rare, aggressive form of non-Hodgkin lymphoma that originates from the brain, eyes and cerebrospinal fluid without evidence of systemic involvement. Standard lymphoma therapies are inadequate due to poor penetration of the BBB. First-line PCNSL treatment typically includes polychemotherapy on backbone high-dose methotrexate, followed by consolidative whole brain radiotherapy. Despite this treatment option, durable remission is achieved in only 50% of patients. Treatment is associated with significant neurotoxicity, and for those patients who cannot tolerate methotrexate or for those whose cancer progresses, there is no FDA approved treatment.
In human trials, ibrutinib, a non-selective BTK inhibitor with limited ability to cross the BBB, has demonstrated efficacy at high doses in recurrent or refractory PCSNL patients. We believe the high dose necessary to reach therapeutic levels in the CNS, as well as an affinity for other kinases, including EGFR, JAK3 and HER2, are likely responsible for some of the toxicities associated with ibrutinib therapy. We believe that the high specificity for BTK and high CNS penetration observed in preclinical models could potentially allow GB5121 to achieve the clinical efficacy seen with ibrutinib at lower systemic doses, which could improve tolerability. We selected GB5121 to move forward into human clinical trials based on the potency, specificity and high brain penetration observed in preclinical models.
Clinical Development History of GB5121
Summary of Ongoing Phase 1 Clinical Study
In the fourth quarter of 2021, we commenced a dose-escalating Phase 1 open-label study in healthy human volunteers to evaluate the safety, tolerability, PK and PD of GB5121 in humans. The study includes both SAD and MAD portions as well as clinical pharmacology assessments.
Summary of Planned Phase 1b/2 Clinical Trial in PCNSL
We plan to initiate the Phase 1b portion of a global Phase 1b/2 clinical trial in the first half of 2022. The Phase 1b portion of the trial will enroll patients with recurrent or refractory primary or secondary CNS lymphoma or with recurrent or refractory primary vitreoretinal lymphoma. The primary endpoints of the Phase 1b will include safety and tolerability, and the secondary endpoints will include overall response rate, or ORR, and duration of response. Phase 2 dose selection will be informed by the results from the Phase 1b. The Phase 2 portion of the of the trial will enroll recurrent or refractory PCNSL patients and is expected to initiate in the first half of 2023. The primary endpoint of the Phase 2 portion of the trial will be ORR, and secondary endpoints will include duration of response, overall survival, progression free survival, safety and tolerability.

GB7208 (CNS-Penetrant BTK Inhibitor)
GB7208 is an oral, small molecule, BTK inhibitor in preclinical development for the treatment of MS. Like GB5121, GB7208 was selected based on its CNS penetration and kinase selectivity. Immune cells are believed to play an important role in the pathology of MS, and BTK inhibitors are in late-stage clinical development for the treatment of autoimmune indications, such as MS. In preclinical mouse models, GB7208 has demonstrated superior CNS penetration at studied doses, when compared to selected BTK inhibitors in development for autoimmune indications, including MS. GB7208 is currently undergoing preclinical testing, and pending the outcomes of our ongoing preclinical work, we expect to initiate a Phase 1 study in healthy volunteers in the second half of 2022. GB7208 was internally developed and is wholly owned.
Our Research Capabilities and Preclinical Programs
Including GB7208, we have six programs in preclinical development. We are continuing to build our research capabilities, specifically focusing on our areas of expertise within immunology, inflammation and oncology, in order to advance new programs into the clinic, as well as to optimize our existing programs.
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
We expect to face competition from existing products and products in development for each of our product candidates. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH patients. We expect competition in this patient set will include prostanoids, available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Arena Pharmaceuticals, Inc. and United Therapeutics), sotatercept (Merck & Co., Inc.), RVT-1201 (Altavant Sciences, Inc.), MK-5475 (Merck) and GMA310 (Gmax Biopharm LLC). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including those from Tenax Therapeutics, Aerovate Therapeutics and Aerami Therapeutics / Vectura Group.
GB004 is a HIF-1α stabilizer with the potential to restore epithelial barrier function in patients with IBD. Patients with mild-to-moderate UC can initially be maintained in remission using a 5-ASA. For those patients who do not respond to 5-ASA, or those with more severe and / or extensive disease at diagnosis, corticosteroids are generally the next line of treatment. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine and 6-mercaptopurine. The treatment of moderate-to-severe patients is dominated by anti-TNF biologics, though the paradigm is shifting because of the approval of agents in other classes, such as anti-integrins, anti-IL-12 / -23s, S1P1 receptor modulators and JAK inhibitors.
GB5121 and GB7208 are BTK inhibitors for the treatment of oncological and immunological indications, including PCNSL and MS. There are no FDA or EMA approved therapies for refractory or recurrent PCNSL. If approved in MS, GB7208 may face competition from existing approved and investigational therapies. While no BTK inhibitors are FDA or EMA approved for the treatment of either PCNSL or MS, we believe that if approved, GB5121 and / or GB7208 may face competition from currently FDA and EMA approved BTK inhibitors Imbruvica (AbbVie Inc. / Janssen), Calquence (AstraZeneca plc) and / or Brukinsa (BeiGene, Ltd.). Our BTK inhibitors may also face competition from BTK inhibitor Velexbru (Ono Pharmaceutical Co., Ltd.), which is approved in Japan, South Korea and Taiwan for the treatment of recurrent or refractory primary central nervous system lymphoma. We may also face competition from early and late-stage investigational BTK inhibitors, including, but not limited to, evobrutinib, tolebrutinib, fenebrutinib, orelabrutinib, pirtobrutinib, rilzabrutinib and remibrutinib.

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

Aadi Bioscience
In June 2018, we entered into a license agreement, or the Aadi Agreement, with Aerpio Pharmaceuticals, Inc., now known as Aadi, under which we were granted an exclusive worldwide license to certain intellectual property rights owned or controlled by Aadi to develop and commercialize GB004 and certain other related compounds for all applications. We also have the right to sublicense our rights under the Aadi Agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize at least one licensed product in the United States, in at least two countries in the European Union, and in Japan, in each case for at least one of the initial indications of UC or CD. The Aadi Agreement also includes a sublicense to a patent concerning methods for treating inflammatory bowel disease owned by The Regents of the University of Colorado, or UC Regents, and licensed to Aadi in a nonexclusive license agreement, or the UC Regents License. If Aadi breaches the UC Regents License and the UC Regents terminate the license, our sublicense under the Aadi Agreement will also terminate.
Under the terms of the Aadi Agreement, we made an upfront payment of $20 million to Aadi in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, we entered into an amendment to the license agreement with Aadi pursuant to which we made an upfront payment of $15.0 million to Aadi for a reduction in future milestone payments and royalties. Under the amended license agreement, we are obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. We are also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from a low- to mid-single-digits, subject to certain customary reductions. In addition, if we choose to sublicense or assign to any third parties our rights under the Aadi Agreement with respect to any licensed product or if our GB004 operating subsidiary undergoes a change of control and the value of such transaction exceeds a specified value, we have an option to pay a specified percentage of all revenue to be received in connection with such transaction, and if we exercise the option Aadi will no longer be paid the development, regulatory, commercial or sales milestones or royalties on the sales of licensed products under the agreement. If we do not exercise our buy-down option with respect to a sublicense or assignment of our rights under the Aadi Agreement or with respect to a change of control of our GB004 operating subsidiary, Aadi will have an option to receive a specified percentage of all revenue received in connection with such transaction, and if Aadi exercises the option Aadi will no longer be paid the development, regulatory, commercial or sales milestones or royalties on sales of licensed products under the agreement.
Our royalty obligations and the Aadi Agreement will expire on a licensed product-by-licensed product and country-by-country basis on the later of fifteen years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product in such country. The agreement may be terminated either by Aadi or by us in the event of an uncured material breach by the other party or in the event the other party becomes subject to specified bankruptcy, insolvency or similar circumstances. In the event we commence a legal action challenging the validity or enforceability of any licensed patents, Aadi will have the right to terminate the agreement or elect to increase milestone and royalty payments by a specified percentage. We may terminate the agreement in the event of potential safety or efficacy concerns affecting a licensed product. Upon termination of the agreement for any reason all rights and licenses granted to us under the agreement will terminate, and in the event of certain termination events, we would grant Aadi worldwide rights to the terminated program.
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

Seralutinib
As of December 31, 2021, with respect to seralutinib, we have exclusively licensed one issued U.S. patent and a number of pending applications in other jurisdictions owned by Pulmokine directed to method of use claims, which, if issued, are not due to expire before 2037, excluding any additional term for patent term extension. We also have exclusively licensed four issued U.S. patents co-owned by Pulmokine and Gilead Sciences, Inc., which are not due to expire before 2034, excluding any additional term for patent term extension; five pending U.S. patent applications, which, if issued, are not due to expire before 2034, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, Canada, the European Patent Convention and Japan, and pending applications in Australia, Canada, China, the European Patent Convention and Japan. These patents and patent applications are directed to seralutinib compound, formulation and method of use claims.
GB004
As of December 31, 2021, with respect to GB004, we have exclusively licensed from Aadi ten issued U.S. patents directed to compound, pharmaceutical composition and method of use claims, eight of which are not due to expire before 2030, and one, directed to synthetic method claims, is not due to expire before 2035, excluding any additional term for patent term extension; two pending U.S. patent applications directed to compound and method of use claims, which, if issued, are not due to expire before 2030, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions. The patents and pending patent applications directed to compound, pharmaceutical composition and method of use claims in other jurisdictions, and which are not due to expire before 2030, include issued patents in Australia, Canada, China, the European Patent Convention, India, Japan, Mexico, New Zealand and South Korea, and pending patent applications in Brazil, the European Patent Convention, India, Mexico and South Korea. The patents and pending patent applications directed to synthetic method claims in other jurisdictions, and which are not due to expire before 2035, include pending patent applications in China, the European Patent Convention, India and Japan. Additionally, as of December 31, 2021, with respect to GB004, we owned one pending US patent application and three pending international patent applications directed to formulations and solid forms of GB004, which, if issued, are not due to expire before 2040, excluding any additional term for patent term extension.
GB5121
As of December 31, 2021, with respect to GB5121, we owned one pending U.S. patent application, and a corresponding international patent application, directed to GB5121 compound, formulation and method of use claims, which, if issued, is not due to expire before 2041, excluding any additional term for patent term extension.
GB7208
As of December 31, 2021, with respect to GB7208, we owned one pending U.S. patent application, and a corresponding international patent application, directed to GB7208 compound, formulation and method of use claims, which, if issued, is not due to expire before 2042, excluding any additional term for patent term extension.
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
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with Good Clinical Practice, or GCP, regulations to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of an NDA;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and the trials may not begin or continue until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.
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
•Phase 3: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.
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
While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.
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
A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to cGMP requirements applicable to both drugs and devices, including the Quality System, regulations applicable to medical devices.
NDA Review and Approval Process
The results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
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
After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trial or other significant and time consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.
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
In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.
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
Expedited Development and Review Programs
A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, a product candidate is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development. With regard to a fast track product, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any NDA for a product candidate submitted to the FDA for approval, including for a product candidate with a fast track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.
In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or if the sponsor fails to conduct such trials in a timely manner.
Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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
Any drug products manufactured or distributed pursuant to FDA approvals will be subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet.
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
Marketing Exclusivity
Market exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.
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
Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
U.S. Data Privacy and Security Laws
Numerous state and federal laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.
Foreign Regulation
In order to market any product outside of the United States, we need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products.
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
Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
Non-clinical studies and clinical trials
Similar to the U.S., the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. Clinical studies of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.
While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorised, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices , or GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing Authorization
To market a medicinal product in the EU, we must obtain a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•”Centralized MAs” are is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as: (i) medicinal products derived from biotechnology medicinal products, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.
Under the above described procedures, before granting the MA, the regulatory authorities make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.
Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines, or PRIME, scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.
Data and marketing exclusivity
In the EU, new products authorized for marketing, or reference products, generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two‑year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.
Pediatric development
In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.
Orphan drug designation
The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if its sponsor can establish that (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.
In the EU, an application for designation as an orphan product can be made any time prior to the filing of an MAA. Orphan drug designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.
Post-Approval Requirements
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
All new MAA must include a risk management plan, or RMP describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.
The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.
The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.
Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.
EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the “Exit Regulations”.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer cannot use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.
There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.
Regulation of Combination Products in the EU
The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework.
Drug-delivery products intended to administer a medicinal product where the medicinal product and the device form a single integral product are regulated as medicinal products in the EU. The EMA is responsible for evaluating the quality, safety and efficacy of MAAs submitted through the centralized procedure, including the safety and performance of the medical device in relation to its use with the medicinal product. The EMA or the EU member state national competent authority will assess the product in accordance with the rules for medicinal products described above but the device part must comply with the Medical Devices Regulation (including the general safety and performance requirements provided in Annex I). MAA must include – where available – the results of the assessment of the conformity of the device part with the Medical Devices Regulation contained in the manufacturer’s EU declaration of conformity of the device or the relevant certificate issued by a notified body. If the MAA does not include the results of the conformity assessment and where for the conformity assessment of the device, if used separately, the involvement of a notified body is required, the competent authority must require the applicant to provide a notified body opinion on the conformity of the device.
By contrast, in case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product (but are e.g. co-packaged), the medicinal product is regulated in accordance with the rules for medicinal products described above while the device part is regulated as a medical device and will have to comply with all the requirements set forth by the Medical Devices Regulation.
The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MAA for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product.
The requirements regarding quality documentation for medicinal products when used with a medical device, including single integral products, co-packaged and referenced products, are outlined in the EMA guideline of July 22, 2021, which became applicable as of January 1, 2022.
The aforementioned EU rules are generally applicable in the EEA.
Data privacy and security laws
We are also subject to laws and regulations in non-U.S. countries governing data privacy and the protection of personal data, including health-related data. Laws and regulations in the EU and other jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of personal data, and have generally become more stringent over time.
For example, the General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the EEA. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Additionally, following the United Kingdom’s withdrawal from the European Union, from January 1, 2021, companies have had to comply with the GDPR and the United Kingdom GDPR, or UK GDPR, each regime having the ability to fine up to the greater of €20 million/ £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk.
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

As of February 25, 2022, we had 185 full-time employees and no part-time employees. Of those 185 employees, 58, or 31%, have a Ph.D. or M.D., and 87, or 47%, are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated under the laws of the state of Delaware on October 26, 2015 under the name FSG, Bio, Inc. and changed our name to Gossamer Bio, Inc. in 2017. Our principal executive offices are located at 3013 Science Park Road, San Diego, California 92121, and our telephone number is (858) 684-1300.
Available Information
Our internet address is www.gossamerbio.com. Our investor relations website is located at http://ir.gossamerbio.com. We make available free of charge on our investor relations website under “filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, our directors’ and officers’ Section 16 reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission, or SEC. They are also available for free on the SEC’s website at www.sec.gov. We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor such website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
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
•Our business activities are expected to continue to be adversely affected by the global COVID-19 pandemic.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. Seralutinib, GB004 and GB5121 are in active clinical development, while multiple other development programs remain in the preclinical or research stage. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 2, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $234.0 million and $243.4 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $811.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates, including our multiple preclinical product candidates, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.

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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of seralutinib, GB004 and GB5121, continue research and development, initiate clinical trials of our multiple other development programs including GB7208, and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib and GB004. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months from the date this annual report is filed with the SEC. In particular, we expect that these funds will allow us to complete our ongoing Phase 2 clinical trial in PAH for seralutinib, our ongoing Phase 2 clinical trial in UC for GB004 and our ongoing Phase 1 healthy volunteer study for GB5121. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in July 2020, we, and certain of our subsidiaries, as borrowers, amended our credit, guaranty and security agreement, or the Credit Facility, with MidCap Financial Trust, or MidCap, an agent and as a lender, and the additional lenders party thereto from time to time, or together with MidCap, the Lenders, pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded in May 2019. Under the Credit Facility, we have the ability to access the remaining $120.0 million in two additional tranches (of $60.0 million each), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The remaining two tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022. As of December 31, 2021, no other tranches under the Credit Facility were available to be drawn. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.

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
On May 2, 2019, we entered into the Credit Facility, as further amended on September 18, 2019 and July 2, 2020. The outstanding principal balance under the credit facility was $30.0 million as of December 31, 2021.
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
As of December 31, 2021, we have sold $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027, and, excluding intercompany indebtedness, we, including our subsidiaries, had approximately $75.8 million of additional indebtedness and other liabilities, including trade payables, of which approximately $28.7 million was secured indebtedness under our Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates
Our business is subject to risks arising from epidemic diseases, such as the COVID-19 pandemic.
The COVID-19 pandemic continues to rapidly evolve. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the COVID-19 pandemic may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. With a focus on employee safety and well-being during the COVID-19 pandemic, we have transitioned to a hybrid work model with our employees generally working both remotely and onsite. We anticipate we will continue to use this model going forward as we provide our employees with the flexibility and tools to support their well-being and effectiveness in an evolving public health environment. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including our Phase 2 clinical trials of seralutinib and GB004 and Phase 1 study of GB5121, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions and related staffing shortages at sites and key vendors have delayed, such as the temporary closure of enrollment in 2020 at certain sites in our ongoing Phase 2 clinical trial for seralutinib in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for some of our current and future clinical trials. For example, our current expectations for how we will continue to enroll our Phase 2 clinical trial of seralutinib is based on an assumption that clinical trial and healthcare activities remain somewhat normal, clinical sites stay open in the first half of 2022 and that we do not experience another slowdown in enrollment, such as what we experienced during the surge of the COVID-19 Delta variant in the summer of 2021. In particular with respect to seralutinib, some PAH clinical trial sites may limit operations and enrollment as PAH patients may be at a higher risk of COVID-19 complications than the general population. Therefore, our assumptions around enrollment timing may prove to be incorrect, in particular if COVID-19 continues to spread and/or surge. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff for our clinical trials;
•delays or difficulties in enrolling patients in our clinical trials, especially if sites do not remain open to screen and enroll patients;
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

•limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of lack of overall staff or sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•interruptions or delays in the operations of the FDA, EMA, or other regulatory authorities, including in receiving feedback or approvals from the FDA, EMA or other regulatory authorities with respect to future clinical trials or regulatory submissions;
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
In addition, the spread of COVID-19 has had and may continue to severely impact the trading price of shares of our common stock and could impact our ability to raise additional capital on a timely basis or at all.. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section. In addition, if in the future there is a further outbreak of COVID-19 or a variation thereof, an outbreak of another highly infectious or contagious disease or other health concern, we may be subject to similar risks as posed by COVID-19.
We depend heavily on the success of seralutinib, GB004 and GB5121, which are in either Phase 1 or Phase 2 clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Our three clinical-stage product candidates are in Phase 1 or Phase 2 clinical development. We commenced a Phase 2 clinical trial of seralutinib in PAH in 2020, a Phase 2 clinical trial of GB004 in UC in 2020 and a Phase 1 study of GB5121 in healthy volunteers in 2021.
Our assumptions about why these product candidates are worthy of future development and potential approval in these, or any, indications are based on data primarily collected by other companies. We also have preclinical product candidates that will need to progress through IND-enabling studies or similar studies in foreign jurisdictions prior to clinical development. None of our product candidates have advanced into a pivotal study for the indications for which we are studying. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
Certain of our product candidates, including seralutinib, are subject to regulation as combination products, which means that they are composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Our product candidates that are considered to be drug-device combination products will require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. Under FDA regulations, combination products are subject to current good manufacturing practice, or cGMP, requirements applicable to both drugs and devices, including the Quality System, regulations applicable to medical devices. The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. Problems associated with the device component of the combination product candidate may delay or prevent approval. If the manufacturer of the device products make modifications, or if we elect to change a device component or develop our own proprietary device component, we will need to perform validation testing and obtain FDA and other regulatory approval or certification prior to using the modified device component. If the FDA, any other regulatory authority or notified body fails to approve or certify use of those modified devices in combination with our product candidates or take significant enforcement action against the manufacturer of the device component, we would not be able to market or may have to suspend marketing our products in certain jurisdictions.
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
The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidates, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, our decision to advance seralutinib as a potential treatment for PAH is based in part on the efficacy of imatinib (Gleevec), a tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications, observed by Novartis in a Phase 3 clinical trial; however, we may not observe similar efficacy in our clinical trials of seralutinib. Moreover, these and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical development.

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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. We are currently conducting a Phase 2 clinical trial of seralutinib in PAH patients, a Phase 2 clinical trial of GB004 in UC and a Phase 1 clinical study of GB5121 in healthy volunteers. In addition, before we can initiate clinical development for our preclinical product candidates, we must submit the results of preclinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND, and we are also be required to submit regulatory filings to foreign regulatory authorities for clinical trials outside of the United States.
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
•obtaining approval from one or more institutional review boards, or IRBs or ethics committees;
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
•interruptions to operations of clinical sites, manufacturers, suppliers, or other vendors from a health epidemic such as COVID-19 or staff shortages;
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
We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations, or CROs, may impact our developments plans.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.
Further, conducting clinical trials in foreign countries, as we currently and may continue to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. For example, we are currently conducting certain clinical trials outside the United States, including our Phase 2 SHIFT-UC trial of GB004 in Russia and Ukraine. Russia’s invasion of Ukraine in February 2022 may impact our ability to continue to conduct our Phase 2 SHIFT-UC trial of GB004 in the region and may prevent us from obtaining Week 36 results in a substantial number of ongoing patients in these countries. This could impact analyses of Week 36 clinical results and their interpretation, which could materially harm our business.

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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as may be required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators and associated staff with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by PAH, which is our target indication for seralutinib, and PCNSL, which is our target indication for GB5121, and we have encountered difficulties enrolling patients in our ongoing Phase 2 clinical trial and our previous Phase 1b study of seralutinib in PAH patients. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. For certain of our product candidates, including seralutinib and PCNSL, the conditions which we currently plan to evaluate are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our ability to activate clinical trial sites and decide to open enrollment for a given trial or commence a preclinical study may also be negatively affected by public health epidemics such as COVID-19. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
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
•we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients, or similar risk management measures;
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
We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market seralutinib, GB004, GB5121 or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA or other comparable foreign regulatory submission is a complicated process. As an organization, we have completed two Phase 2 clinical trials for GB001 and are conducting Phase 2 clinical trials for seralutinib and GB004 and a Phase 1 study for GB5121. We have not yet conducted any later-stage or pivotal clinical trials for our product candidates or begun clinical development for our multiple preclinical programs. We also have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of seralutinib, GB004, GB5121 or any other product candidate will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs or other comparable foreign regulatory submissions for and commercializing our product candidates.
Our product candidates are subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize our product candidates.
The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market our product candidates until we receive regulatory approval from the FDA and similarly, we are not permitted to market our product candidates until we receive foreign regulatory authorities’ approval. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.
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
Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS or similar risk management measures, which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.
We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post- approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or of the sponsor fails to conduct such studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis.
Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA seeking accelerated approval or any other form of expedited development or review program. Furthermore, if we decide to submit an application seeking accelerated approval or receive an expedited regulatory designation (e.g., breakthrough therapy designation) for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
Because we have multiple product candidates in our clinical pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We also plan to conduct several clinical trials for multiple product candidates in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. For example, we previously decided not to move forward with GB001, or its backup molecule, in further clinical trials without a partner. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the European Commission grants orphan drug designation based on the EMA’s Committee for Orphan Medicinal Products’ opinion to promote the development of products (1) that are intended for the diagnosis, prevention or treatment that is life-threatening or chronically debilitating, and (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. We have received orphan drug designation in the United States and the EU for seralutinib for treatment of PAH, and we may seek orphan drug designation for certain of our other product candidates. There can be no assurance that the FDA or the European Commission will grant orphan designation for any indication for which we apply or that we will be able to maintain such designation.
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. Upon grant of a marketing authorization in the EU, orphan medicinal products are entitled to ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. This period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the orphan designation criteria, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.
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
We are currently conducting, and may in the future conduct one or more of our clinical trials for our product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with:
•additional foreign regulatory requirements;
•foreign exchange fluctuations;
•compliance with foreign manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research;
•diminished protection of intellectual property in some countries; and
•interruptions or delays in our trials resulting from geopolitical events, such as war or terrorism.
In particular, we are currently conducting our Phase 2 SHIFT-UC trial of GB004 in patients with active mild-to-moderate UC in both Ukraine and Russia. As a result of Russia’s invasion of Ukraine in February 2022, some clinical trial site operations in Ukraine have been shutdown, thus impacting ongoing clinical trial patients at affected sites, and operations at additional sites in the region could be impacted in the future. Furthermore, the United States and its European allies have imposed significant new sanctions against Russia, including regional embargoes, full blocking sanctions, and other restrictions targeting major Russian financial institutions. Our ability to conduct clinical trials in Russia, parts of Ukraine and elsewhere in the region may become restricted under applicable sanctions laws. All of the foregoing could impede the execution of our clinical development plans and affect the acquisition and analysis of Week 36 clinical results in our Phase 2 SHIFT-UC trial and their interpretation, which could materially harm our business.
In addition, effective January 31, 2020, the United Kingdom commenced an exit from the EU, commonly referred to as “Brexit” and, following the expiration of the Brexit transitional period on December 31, 2020, operates under a distinct regulatory regime. European legislation, including on clinical trials (including the EU CTR), is no longer directly applicable in the United Kingdom. Current United Kingdom rules on clinical trials are derived from existing EU legislation (as implemented into United Kingdom law), however going forward there is a risk that United Kingdom rules will diverge from EU laws. On January 17, 2022, the UK Medicines and Healthcare Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK. As a result, Brexit may create additional administrative burdens including disruptions to, and uncertainty surrounding, our planned clinical trials and activities in the United Kingdom and the EU, impacting relationships with our existing and prospective customers, partners, vendors and employees. Although the United Kingdom and EU have now reached an agreement on their future trading relationship to be implemented in the EU-UK Trade and Cooperation Agreement from January 1, 2021, which includes zero tariffs on goods and provides for regulatory cooperation, the agreement does not cover all regulatory areas regarding supply of medicinal products, which will likely be subject to bilateral discussions going forward which could further change the relationship between the United Kingdom and the EU in this regard. Changes impacting our ability to conduct business in the United Kingdom or other EU member states, or changes to the regulatory regime applicable to our operations in those countries (such as with respect to the approval of our product candidates), may have a material adverse impact on our business, financial condition and prospects.
Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data or cause us not to proceed into further clinical development.
From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the topline, preliminary or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, results of operations, prospects or financial condition.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the European Medicines Agency, or EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs or modifications to cleared or approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.
We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing or potential future clinical trials for seralutinib, GB004 and GB5121 and preclinical studies for our multiple preclinical development programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or similar foreign applications we submit by the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing our product candidates.
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
We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and related raw materials for clinical and preclinical development, as well as for commercial manufacture if any of our product candidates receive marketing approval. The facilities used by third-party manufacturers to manufacture our product candidates must be approved by the FDA or foreign regulatory authorities pursuant to inspections that will be conducted after we submit an NDA to the FDA or similar applications to foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP or similar requirements for manufacture of drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.
Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP or similar requirements outside of the United States could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of seralutinib, GB004, GB5121 or any future product candidates under development;
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
Following potential approval of any our product candidates, the FDA or foreign regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly and time consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA or foreign regulatory authorities may also require a REMS or similar risk management measures as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs or similar requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our products, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•refusal by the FDA or foreign regulatory auhtorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.
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
We expect to face competition from existing products and products in development for each of our product candidates. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH patients. We expect competition in this patient set will include prostanoids, available in oral form as Orenitram (United Therapeutics Corporation, or United Therapeutics) and Uptravi (Janssen), by inhalation as Tyvaso (United Therapeutics), and by infusion as Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Arena Pharmaceuticals, Inc. and United Therapeutics), sotatercept (Merck & Co., Inc.), RVT-1201 (Altavant Sciences, Inc.), MK-5475 (Merck) and GMA310 (Gmax Biopharm LLC). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including those from Tenax Therapeutics, Aerovate Therapeutics and Aerami Therapeutics / Vectura Group.

GB004 is a HIF-1α stabilizer with the potential to restore epithelial barrier function in patients with IBD. Patients with mild to moderate UC can initially be maintained in remission using a 5-ASA. For those patients who do not respond to 5-ASA, or those with more severe and / or extensive disease at diagnosis, corticosteroids are generally the next line of treatment. Patients who have become nonresponsive or intolerant to corticosteroids may move to azathioprine and 6-

mercaptopurine. The treatment of moderate-to-severe patients is dominated by anti-TNF biologics, though the paradigm is shifting because of the approval of agents in other classes, such as anti-integrins, anti-IL-12 / -23s, S1P1 receptor modulators and JAK inhibitors.
GB5121 and GB7208 are BTK inhibitors for the treatment of oncological and immunological indications, including PCNSL and MS. There are no FDA or EC approved therapies for refractory or recurrent PCNSL. If approved in MS, GB7208 may face competition from existing approved and investigational therapies. While no BTK inhibitors are FDA or EC approved for the treatment of either PCNSL or MS, we believe that if approved, GB5121 and / or GB7208 may face competition from currently FDA and EC approved BTK inhibitors Imbruvica (AbbVie Inc. / Janssen), Calquence (AstraZeneca plc) and / or Brukinsa (Beigene). Our BTK inhibitors may also face competition from BTK inhibitor Velexbru (Ono Pharmaceutical), which is approved in Japan for the treatment of recurrent or refractory primary central nervous system lymphoma. We may also face competition from investigational BTK inhibitors, including, but not limited to, evobrutinib, tolebrutinib, fenebrutinib, orelabrutinib and relizabrutinib.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of our product candidates. For example, effective November 16, 2020, Faheem Hasnain was appointed as our President and Chief Executive Officer, replacing Sheila Gujrathi, M.D., and in 2021, we appointed three new members to our executive team. Executive leadership transitions can be inherently difficult to manage and, as a result, we may experience disruption or have difficulty in maintaining or developing our business. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
We will need to expand and effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the increasingly intense competition for qualified personnel among pharmaceutical, biotechnology and other businesses, particularly in the San Diego area. Our industry has experienced a high rate of turnover for all personnel in recent years. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
We have recently substantially increased the size of our organization, and we may encounter difficulties in managing our growth and expanding our operations successfully.
We have substantially increased our organization from 11 employees in January 2018 to 185 full-time employees and no part-time employee as of February 25, 2022. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we may need to continue to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.

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
We are subject to governmental regulation and other legal obligations related to privacy, data protection and information security. Actual or perceived failures to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Compliance with these data privacy and security requirements is rigorous and time-intensive and may increase our cost of doing business. Despite our efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm for actual or perceived failures to comply with such requirements, which could materially and adversely affect our business, financial condition and results of operations.
As our operations and business grow, we may be subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations promulgated thereunder, or collectively, HIPAA, imposes requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.
In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, California enacted the CCPA, effective January 1, 2020, which gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR went into effect in May 2018, and imposes stringent requirements for controllers and processors of personal data. The GDPR allows EU and EEA member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the United Kingdom SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the EU, we are also subject to the United Kingdom’s data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (1) the laws and regulations of the FDA and other similar regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (2) manufacturing standards, including cGMP and similar requirements, (3) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad or (4) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, individual imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.
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
We are a party to a number of license agreements under which we are granted rights to intellectual property that are important to our business and we may enter into additional license agreements in the future. For example, in October 2017, we entered into an exclusive license agreement with Pulmokine, Inc. to obtain an exclusive license to certain intellectual property rights to develop and commercialize seralutinib. In June 2018, we entered into an exclusive license agreement with Aadi (formerly known as Aerpio Pharmaceuticals, Inc.), to obtain an exclusive license to certain intellectual property rights to develop, manufacture and commercialize GB004, which was further amended in May 2020.
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
In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties our rights under our existing license agreements with Aadi or Pulmokine with respect to any licensed product, we may be required to pay to Pulmokine or Aadi, as applicable, a specified percentage of all revenue to be received in connection with such transaction.
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
Our stock price has been and is likely to be volatile. Since the shares were sold in our initial public offering, or IPO, in February 2019 at a price of $16.00 per share, the price per share of our common stock has ranged as low as $7.04 and as high as $27.15 through February 25, 2022. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
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
•general economic, industry and market conditions other events or factors, many of which are beyond our control, such as the COVID-19 pandemic and the military conflict between Russia and Ukraine;
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 40.2% of our outstanding common stock as of February 25, 2022. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
The holders of 11,495,184 shares of our outstanding common stock, or approximately 15% of our total outstanding common stock as of February 25, 2022, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate losses for tax purposes, such losses will carry forward to offset future taxable income, if any, until such losses are used to offset taxable income (if ever) or expire (if at all). As of December 31, 2021, we had federal and state net operating loss, or NOL, carryforwards of approximately $460.4 million and $1.1 million, respectively. Our federal and state NOL carryforwards that are subject to expiration will begin to expire in 2034, unless previously utilized. Our Federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, are not subject to expiration but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020. As of December 31, 2021, the Company has foreign NOL carryforwards of approximately $157.2 million. The foreign NOL can be carried forward indefinitely. As of December 31, 2021, we also has orphan drug credit and federal research tax credit carryforwards of approximately $25.7 million and California research tax credits of $8.0 million. The federal research tax credit carryforwards begin to expire in 2038 and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
Our NOL and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders (or groups of stockholders) in excess of 50 percentage points over a rolling three-year period. Similar rules may apply under state and foreign tax laws. In connection with our IPO in February 2019, we experienced an ownership change for the purposes of Section 382 and 383 of the Code. Consequently, our federal NOLs and tax credits generated through February 2019 will be subject to annual limitations. However, our NOLs and tax credits are not expected to expire unused as a result of such annual limitations, assuming we otherwise have taxable income or income tax liabilities in future periods. If a change in ownership occurs in the future as a result of changes in our stock ownership, many of which are outside our control, the NOL and credit carryforwards could be subject to further annual limitations. If we earn taxable income, such annual limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
We are involved in securities class action litigation and could be subject in the future to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. On April 3, 2020, we, certain of our executive officers and directors, and the underwriters of our IPO were named as defendants in a purported securities class action lawsuit. The complaint, as amended, was filed on behalf of all investors who purchased our securities pursuant to or traceable to our February 8, 2019 IPO, and alleged that we, and such executive officers and directors and the underwriters of our IPO, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. On October 29, 2021, the parties reached a settlement in principle, and while the specific terms of the settlement remain to be finalized, we have agreed to pay approximately $2.4 million, in exchange for customary releases and settlement terms. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and may be expensive and time-consuming to investigate, defend and resolve, and may divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of future litigation, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price. See Item 3. “Legal Proceedings” below for additional information regarding the class action.
We are a smaller reporting company within the meaning of the Securities Act, and if we decide to take advantage of certain exemptions from various reporting requirements applicable to smaller reporting companies, our common stock could be less attractive to investors.
We are a smaller reporting company. For so long as we qualify as a smaller reporting company, we will have the option to take advantage of certain exemptions from various reporting and other requirements that are applicable to other public companies that are not smaller reporting companies, including, but not limited to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, for as long as we are deemed neither a large accelerated filer nor accelerated filer, we may continue to use the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act.
We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of less than $100 million, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. We will need to reassess, as of June 30, 2022, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2022. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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
Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our product development programs, which could materially affect our results.
Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or health-related information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also incur liability and the further development and commercialization of our product candidates could be delayed. In addition, we also rely on third parties to manufacture our product candidates, so similar events relating to their computer systems could also have a material adverse effect on our business. Some of the federal, state and foreign government requirements under data privacy and security laws include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our service providers or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. To the extent that any disruption or security breach were to result in violations of privacy and security laws, we could also be subject to significant fines, penalties or liabilities, which could adversely affect our business, financial condition, results of operations and prospects.
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
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
        The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the military conflict between Russia and Ukraine, the United States and its European allies have recently announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.
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
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to annually report upon the effectiveness of our internal control over financial reporting. However, as a smaller reporting company and a non-accelerated filer and in accordance with new SEC rules effective in 2020, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we are not deemed an “accelerated filer” or “large accelerated filer. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Although we have determined that our internal control over financial reporting was effective as of December 31, 2021, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Changes in U.S. or European tax laws may materially adversely affect our financial condition, results of operations and cash flows.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances, including in the United States, Ireland or Luxembourg, could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. In addition, the Organization for Economic Cooperation and Development recently agreed on the general rules for a global minimum tax. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
Item 1B. Unresolved Staff Comments.
Not Applicable.
Item 2. Properties.
Our corporate headquarters are located in San Diego, California, where we currently lease approximately 63,667 square feet of office, laboratory and vivarium space. We use our corporate headquarters primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our lease for this facility expires in January 2025. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.
Item 3. Legal Proceedings.
We discuss certain legal proceedings in Part II of this Annual Report on Form 10-K under the caption “Item 8. Financial Statements and Supplementary Data,” in Note 12 to our Consolidated Financial Statements, which is captioned “Commitments and Contingencies,” under the sub-caption “Litigation,” and refer you to that discussion, which is incorporated herein by reference to that Note 12, for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.

Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “GOSS.”
Holders of Common Stock
As of February 25, 2022, there were 76,477,113 shares of our common stock outstanding held by approximately 34 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Stock Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from February 8, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021. The figures represented below assume an investment of $100 in our common stock at the closing price of $17.94 on February 8, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on February 8, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

250
200
150
100
50
0
2/8/2019
3/8/2019
4/8/2019
5/8/2019
6/8/2019
7/8/2019
8/8/2019
9/8/2019
10/8/2019
11/8/2019
12/8/2019
1/8/2020
2/8/2020
3/8/2020
4/8/2020
5/8/2020
6/8/2020
7/8/2020
8/8/2020
9/8/2020
10/8/2020
11/8/2020
12/8/2020
1/8/2021
2/8/2021
3/8/2021
4/8/2021
5/8/2021
6/8/2021
7/8/2021
8/8/2021
9/8/2021
10/8/2021
11/8/2021
12/8/2021
Gossamer Bio
Nasdaq Biotechnology Index
Nasdaq Composite Index

        Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we did not issue or sell any unregistered securities.
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
As of December 31, 2021, we have used approximately $266.0 million of the proceeds from our IPO for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.

Issuer Repurchases of Equity Securities
None.
Item 6. Reserved
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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. Our goal is to be an industry leader in each of these therapeutic areas and enhance and extend the lives of patients suffering from such diseases. We currently have three clinical-stage product candidates, in addition to one late-stage preclinical product candidate and five additional preclinical programs. We are developing seralutinib for the treatment of PAH and commenced enrolling patients for a Phase 2 TORREY clinical trial in PAH patients in December 2020. We expect topline results from this trial in the second half of 2022, subject to developments in the ongoing COVID-19 pandemic. We are developing GB004 for the treatment of inflammatory bowel disease, including UC and CD. We commenced enrolling patients for a Phase 2 SHIFT-UC clinical trial in UC in October 2020, and we completed enrollment in the fourth quarter of 2021. We expect topline results for the 12-week primary endpoint for this trial in the second quarter of 2022 and topline results for the week 36 treat-through endpoint from this trial in the fourth quarter of 2022. We are developing GB5121 for the treatment of PCNSL and commenced a Phase 1 study in healthy volunteers in the fourth quarter of 2021. We are developing GB7208 for the treatment of MS. GB7208 is currently undergoing preclinical testing, and pending the outcomes of our ongoing preclinical work, we expect to initiate a Phase 1 study in healthy volunteers in the second half of 2022.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $954.8 million from October 2017 through December 31, 2021 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 5.00% convertible Notes due 2027 or the "2027 Notes" and proceeds from our common stock in May 2020. As of December 31, 2021, we had $325.2 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2021 and 2020, our net loss was $234.0 million and $243.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $811.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib and GB004. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
The COVID-19 pandemic continues to rapidly evolve. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the COVID-19 pandemic may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of variants, the duration of the pandemic, the timing and effectiveness of vaccine distribution, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. With a focus on employee safety and well-being during the COVID-19 pandemic, we have transitioned to a hybrid work model with our employees generally working both remotely and onsite. We anticipate we will continue to use this model going forward as we provide our employees with the flexibility and tools to support their well-being and effectiveness in an evolving public health environment. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including our Phase 2 clinical trials of seralutinib and GB004 and Phase 1 study of GB5121, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions and related staffing shortages at sites and key vendors have delayed, such as the temporary closure of enrollment in 2020 at certain sites in our ongoing Phase 2 trial for seralutinib in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. For example, our current expectations for how we will continue to enroll our Phase 2 clinical trial of seralutinib are based on an assumption that clinical trial and healthcare activities remain somwhat normal, and clinical sites stay open in the first half of 2022 and that we do not experience another slowdown in enrollment such as what we experienced during the surge of the COVID-19 Delta variant in the summer of 2021. In particular, with respect to seralutinib, some PAH clinical trial sites may limit operations and enrollment as PAH patients may be at a higher risk of COVID-19 complications than the general population. Therefore, our assumptions around enrollment timing may prove to be incorrect, in particular if COVID-19 continues to spread and/or surge. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.
Components of Results of Operations
Operating expenses
Research and development
Research and development expenses relate primarily to preclinical and clinical development of our product candidates and discovery efforts. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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

IPR&D expenses consist of our upfront and milestone payments made to Pulmokine, Inc., in connection with the in-license of seralutinib, our upfront payments made to Aadi in connection with the in-license and subsequent amendment of the in-license of GB004, our upfront and milestone payments made to Adhaere Pharmaceuticals, Inc., or Adhaere, in connection with the acquisition of GB1275, and upfront and milestone payments made in connection with the acquisition of certain preclinical programs.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions (See Note 2 to our consolidated financial statements).
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
Convertible Senior Notes
In accounting for the issuance of the 2027 Notes, we separated the 2027 Notes into liability and equity components at issuance. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component is not remeasured as long as it continues to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2027 Notes.
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
Results of Operations for the Years Ended December 31, 2021 and 2020
The following table sets forth our selected statements of operations data for the years ended December 31, 2021 and 2020:

	Years Ended December 31,		2021 vs 2020 Change
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$170,267	$160,854	$9,413
In process research and development	75	23,380	(23,305)
General and administrative	45,782	49,728	(3,946)
Total operating expenses	216,124	233,962	(17,838)
Loss from operations	(216,124)	(233,962)	17,838
Other income (expense)
Interest income	761	3,442	(2,681)
Interest expense	(19,440)	(12,666)	(6,774)
Other income (expense)	799	(174)	973
Total other expense, net	(17,880)	(9,398)	(8,482)
Net loss	$(234,004)	$(243,360)	$9,356
Operating expenses
Research and development
Research and development expenses were $170.3 million for the year ended December 31, 2021, compared to $160.9 million for the year ended December 31, 2020, for an increase of $9.4 million, which was primarily attributable to an increase of $18.0 million of costs associated with preclinical studies and clinical trials for GB004, an increase of $11.9 million of costs associated with preclinical studies and clinical trials for GB002, an increase of $16.2 million of costs associated with preclinical studies and clinical trials for GB5121, and an increase of $6.2 million of costs associated with preclinical studies for other programs; offset by a decrease of $34.6 million of costs associated with preclinical studies and clinical trials for GB001 and a decrease of $8.3 million of costs associated with preclinical studies and clinical trials for GB1275.

The following table shows our research and development expenses by program for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
GB001	$1,964	$36,576
Seralutinib	46,490	34,564
GB004	42,338	24,382
GB1275	8,418	16,714
GB5121	27,365	11,118
Other Programs	43,692	37,500
Total research and development	$170,267	$160,854
In process research and development
There were no significant IPR&D expenses for the year ended December 31, 2021. IPR&D expenses for the year ended December 31, 2020 were $23.4 million, which was primarily attributable to a $15.0 million upfront payment to Aadi in connection with the amendment to the in-license agreement of GB004 and a $5.0 million milestone payment to Pulmokine for the initiation of the Phase 2 clinical trial for seralutinib.
General and administrative
General and administrative expenses were $45.8 million for the year ended December 31, 2021, compared to $49.7 million for the year ended December 31, 2020, for a decrease of $3.9 million, which was primarily attributable to a $6.7 million decrease in stock-based compensation costs; offset by $2.4 million of accrued costs associated with a settlement of outstanding securities litigation and a $0.5 million increase in insurance costs.
Other expense, net
Other expense, net was $17.9 million for the year ended December 31, 2021, compared to other expense, net of $9.4 million for the year ended December 31, 2020, for an increase of $8.5 million, which was primarily attributable to a $6.8 million increase in interest expense, a $2.7 million decrease in interest income earned on our cash, cash equivalents and marketable securities during the period, offset by an increase of $1.3 million of sublease income.
Results of Operations for the Years Ended December 31, 2020 and 2019
The discussion of our financial condition and results of operations for the year ended December 31, 2019 and the comparison of 2020 and 2019 results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 is incorporated by reference into this MD&A.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2021 and 2020, we had an accumulated deficit of $811.5 million and $577.5 million, respectively.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Under our license agreements with Pulmokine and Aadi, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.

From our inception through the year ended December 31, 2021, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of December 31, 2021, we had cash, cash equivalents and marketable securities of $325.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of December 31, 2021, no other tranches under the Credit Facility were available to be drawn.
On April 10, 2020, we filed a registration statement on Form S-3, or the Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on April 10, 2020.
On May 21, 2020, we issued $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027 in a registered public offering. The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year commencing on December 1, 2020. The total net proceeds from the 2027 Notes, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. Concurrent with the registered underwritten public offering of the 2027 Notes, we completed an underwritten public offering of 9,433,963 shares of our common stock. We received net proceeds of $117.1 million, after deducting underwriting discounts and commissions and other offering costs. Our concurrent offerings of 2027 Notes and common stock were registered pursuant to the Shelf Registration Statement.
Additional information about the our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, herein by this reference.
The following table shows a summary of our cash flows for each of the years shown below:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(188,890)	$(176,360)	$(144,834)
Net cash provided by (used in) investing activities	(117,427)	215,342	(147,144)
Net cash provided by financing activities	3,329	312,540	321,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(165)	9	70
Net (decrease) increase in cash, cash equivalents and restricted cash	$(303,153)	$351,531	$29,670
Operating activities
During the year ended December 31, 2021, operating activities used approximately $188.9 million of cash, primarily resulting from a net loss of $234.0 million, partially reduced by stock-based compensation expense of $32.0 million, amortization of long-term debt discount and issuance costs of $6.7 million and accrued research and development expenses of $5.8 million.
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
Investing activities
During the year ended December 31, 2021, investing activities used approximately $117.4 million of cash, primarily resulting from the purchase of marketable securities of $152.0 million, partially offset by maturities of marketable securities of $36.2 million.
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
Financing activities
During the year ended December 31, 2021, financing activities provided $3.3 million of cash, resulting from the proceeds from the exercise of stock options of $2.0 million, and from the purchase of shares pursuant to the Employee Stock Purchase Plan of $1.3 million.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2021 our cash and cash equivalents consisted of cash, money market funds and commercial paper, and our marketable securities consisted of commercial paper and corporate debt securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
Our outstanding debt under the Credit Facility bears interest at an annual rate equal to the sum of (i) one-month LIBOR (customarily defined, with a change to prime rate if LIBOR funding becomes unlawful or impractical), plus (ii) 7.00%, subject to a LIBOR floor of 2.00% and an interest rate ceiling of 16%. Given the ceiling of the interest rate, an increase in market interest rates would increase annual interest expense and decrease cash flows by a maximum of $2.1 million.
We are exposed to market risk related to changes in foreign currency exchange rates associated with our foreign operations where we conduct business in local currencies. We also contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2021 and 2020, we had minimal assets and liabilities denominated in foreign currencies and an immediate change of 10% in the exchange rate of the foreign currencies would result in a net impact of approximately $0.1 million in our consolidated balance sheets and consolidated statement of operations and comprehensive loss.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2022 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2021, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
None.

Gossamer Bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gossamer Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gossamer Bio, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses
Description of the Matter
As of December 31, 2021, the Company accrued $16.2 million for research and development expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated research and development costs, comprising payments due for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractor’s bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs are accrued as patients enter and progress through the trial.

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

How We Addressed the Matter in Our Audit
To test the completeness of the Company’s accrued research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We corroborated the status of significant research and development activities through meetings with accounting and clinical project managers. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, confirmed amounts incurred to-date with third-party service providers, and performed lookback analyses. We also examined a sample of subsequent payments to evaluate the completeness of the accrued research and development expenses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Diego, California
March 3, 2022

GOSSAMER BIO, INC.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$183,403	$486,055
Marketable securities	141,815	26,573
Restricted cash	64	565
Prepaid expenses and other current assets	6,498	9,129
Total current assets	331,780	522,322
Property and equipment, net	5,320	5,534
Operating lease right-of-use assets	5,477	10,550
Other assets	1,080	1,027
Total assets	$343,657	$539,433
LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,244	$7,508
Accrued research and development expenses	16,205	10,431
Accrued expenses and other current liabilities	20,410	20,711
Total current liabilities	39,859	38,650
Long-term convertible senior notes	150,038	143,642
Long-term debt	29,079	28,744
Operating lease liabilities - long-term	3,218	7,713
Total liabilities	222,194	218,749
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 76,470,588 shares issued and 75,752,664 shares outstanding as of December 31, 2021, and 75,524,254 shares issued and 73,874,904 shares outstanding as of December 31, 2020	8	8
Additional paid-in capital	932,944	897,607
Accumulated deficit	(811,534)	(577,530)
Accumulated other comprehensive income	45	599
Total stockholders' equity	121,463	320,684
Total liabilities and stockholders' equity	$343,657	$539,433
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$170,267	$160,854	$143,403
In process research and development	75	23,380	3,600
General and administrative	45,782	49,728	39,136
Total operating expenses	216,124	233,962	186,139
Loss from operations	(216,124)	(233,962)	(186,139)
Other (expense) income
Interest income	761	3,442	5,563
Interest expense	(19,440)	(12,666)	(1,938)
Other income (expense)	799	(174)	2,207
Total other (expense) income, net	(17,880)	(9,398)	5,832
Net loss	$(234,004)	$(243,360)	$(180,307)
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(329)	441	(12)
Unrealized (loss) gain on marketable securities, net of tax	(225)	(100)	331
Other comprehensive (loss) income	(554)	341	319
Comprehensive loss	(234,558)	(243,019)	(179,988)
Net loss per share, basic and diluted	$(3.13)	$(3.55)	$(3.29)
Weighted average common shares outstanding, basic and diluted	74,843,482	68,510,260	54,740,170
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Series Seed convertible preferred stock		Series A convertible preferred stock		Series B convertible preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	20,000,000	$29,200	45,714,286	$79,615	71,506,513	$229,552	8,051,418	$2	$33,853	$(153,863)	$(61)	$(120,069)
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	19,837,500	2	291,309	—	—	291,311
Conversion of convertible preferred stock into common stock	(20,000,000)	(29,200)	(45,714,286)	(79,615)	(71,506,513)	(229,552)	30,493,460	3	338,364	—	—	338,367
Vesting of restricted stock	—	—	—	—	—	—	2,833,506	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	419,593	—	2,045	—	—	2,045
Stock-based compensation	—	—	—	—	—	—	—	—	20,819	—	—	20,819
Net loss	—	—	—	—	—	—	—	—	—	(180,307)	—	(180,307)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	319	319
Balance as of December 31, 2019	—	$—	—	$—	—	$—	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	—	—	—	—	—	—	9,433,963	1	117,093	—	—	117,094
Equity component of convertible note issuance	—	—	—	—	—	—	—	—	53,635	—	—	53,635
Debt issuance costs attributable to convertible feature	—	—	—	—	—	—	—	—	(109)	—	—	(109)
Vesting of restricted stock	—	—	—	—	—	—	2,557,375	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	134,803	—	534	—	—	534
Stock-based compensation	—	—	—	—	—	—	—	—	38,748	—	—	38,748
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	113,286	—	1,300	—	—	1,300
Other additional paid-in capital	—	—	—	—	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	—	—	—	—	(243,360)	—	(243,360)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	341	341
Balance as of December 31, 2020	—	$—	—	$—	—	$—	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	—	—	—	—	—	—	906,037	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	325,494	—	2,014	—	—	2,014
Stock-based compensation	—	—	—	—	—	—	—	—	32,008	—	—	32,008
Issuance of common stock pursuant to Employee Stock Purchase Plan	—	—	—	—	—	—	160,790	—	1,315	—	—	1,315
Issuance of common stock for restricted stock units vested	—	—	—	—	—	—	485,439	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(234,004)	—	(234,004)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(554)	(554)
Balance as of December 31, 2021	—	$—	—	$—	—	$—	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(234,004)	$(243,360)	$(180,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,740	1,409	917
Stock-based compensation expense	32,008	38,748	20,819
In process research and development expenses	75	23,380	3,600
Amortization of operating lease right-of-use assets	3,427	2,859	2,172
Amortization of long-term debt discount and issuance costs	6,731	3,857	237
Amortization of premium on investments, net of accretion of discounts	339	98	(2,364)
Net realized loss (gain) on investments	—	(256)	(28)
Loss on disposal of property and equipment	20	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,631	(1,641)	(4,393)
Other assets	(53)	532	2,714
Operating lease liabilities	(3,580)	(2,851)	(2,108)
Accounts payable	(4,428)	6,984	(1,399)
Accrued expenses	736	1,096	1,521
Accrued research and development expenses	5,774	(8,827)	8,605
Accrued compensation and benefits	(278)	1,612	5,180
Accrued interest expense	(28)	—	—
Net cash used in operating activities	(188,890)	(176,360)	(144,834)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(75)	(23,380)	(3,600)
Purchase of marketable securities	(152,031)	(108,968)	(499,079)
Maturities of marketable securities	36,225	265,678	328,000
Sales of marketable securities	—	83,515	30,501
Purchase of property and equipment	(1,546)	(1,503)	(2,966)
Net cash provided by (used in) investing activities	(117,427)	215,342	(147,144)
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	—	117,110	291,311
Proceeds from issuance of convertible senior notes, net	—	193,596	—
Proceeds from the issuance of long-term debt, net of debt discount and issuance costs $1,778	—	—	28,222
Purchase of shares pursuant to Employee Stock Purchase Plan	1,315	1,300	—
Proceeds from the exercise of stock options	2,014	534	2,045
Net cash provided by financing activities	3,329	312,540	321,578
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(165)	9	70
Net (decrease) increase in cash, cash equivalents and restricted cash	(303,153)	351,531	29,670
Cash, cash equivalents and restricted cash, at the beginning of the period	486,620	135,089	105,419
Cash, cash equivalents and restricted cash, at the end of the period	$183,467	$486,620	$135,089

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,738	$7,871	$1,475

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$3,106	$12,458
Derecognition ROU lease assets obtained in exchange for operating lease liabilities	1,650	$—	$—
Conversion of convertible preferred stock to common stock	$—	$—	$338,367
Change in unrealized gain (loss) on marketable securities, net of tax	$(225)	$(100)	$331
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$15	$183
The accompanying notes are an integral part of these consolidated financial statements.

Gossamer Bio, Inc. Notes to Consolidated Financial Statements
Note 1—Organization and Basis of Presentation
Gossamer Bio, Inc. (including its subsidiaries, referred to as the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.
The consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of December 31, 2021 and 2020, the Company had an accumulated deficit of $811.5 million and $577.5 million, respectively.
From the Company’s inception through the year ended December 31, 2021, the Company has funded its operations primarily through equity financings and debt issuance. The Company raised $942.0 million from October 2017 through December 31, 2021 through Series A and Series B convertible preferred stock financings, a convertible note financing, its IPO, its Credit Facility (as defined in Note 5 below), and concurrent underwritten public offerings of its 5.00% convertible senior notes, its 2027 Notes and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through equity offerings, debt financings and other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next 12 months from the date these consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.
COVID-19
The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic worldwide and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 may continue to impact the Company’s financial condition or results of operations remains uncertain. A prolonged pandemic could have a material and adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, certain sites temporarily closed enrollment in the Company's Phase 2 clinical trial in pulmonary arterial hypertension ("PAH") in 2020 as a result of the COVID-19 pandemic and related staffing shortages at sites and key vendors. In addition, due to the challenges of enrolling patients worldwide posed by the COVID-19 pandemic and related staffing shortages at sites and key vendors, the Company has experienced and may continue to experience delays in enrollment of patients in its Phase 2 clinical trial of seralutinib, also known as GB002, in PAH, as well as delays in reporting data results from its ongoing trials.
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
Marketable Securities
The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying consolidated balance sheets. The Company’s marketable securities consist of commercial paper and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company has determined that there were no material declines in fair values of its investments due to credit-related factors as of December 31, 2021.
Restricted Cash
Restricted cash as of December 31, 2021, and 2020 represents cash held as collateral for the Company's facility leases.
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
Property and Equipment, Net
Property and equipment, net, which consists mainly of office equipment and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally two to seven years, using the straight-line method.
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
Research and Development
All research and development costs are expensed as incurred. Research and development costs consist primarily of salaries, employee benefits, costs associated with preclinical studies and clinical trials (including amounts paid to clinical research organizations and other professional services). Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
The Company records accruals for estimated research and development costs, comprising payments for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs related to patient enrollment are accrued as patients enter and progress through the trial. Upfront costs, such as costs associated with setting up clinical trial sites for participation in the trials, are expensed immediately once incurred as research and development expenses.
In process research and development
In process research and development costs relate to upfront payment to Aadi in connection with the amendment to the in-license agreement of GB004 and a milestone payment to Pulmokine for the initiation of the Phase 2 clinical trial for seralutinib.
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
Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet a more-likely-than-not threshold. For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is subject to taxation in the United States and California, Ireland and Luxembourg. As of December 31, 2021, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses ("NOLs") and tax credits.
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
Foreign Currency
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximate the rates in effect at the transaction dates. The resulting translation adjustments are recorded in accumulated other comprehensive income in the Company's consolidated balance sheets. Foreign exchange transaction gains and losses are included in other income (expense) in the Company’s consolidated statement of operations and comprehensive loss.
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
The Company plans to adopt ASU 2020-06 on January 1, 2022 using the modified retrospective approach, and accordingly the Company will record an adjustment that reflects the 2027 Notes as if the embedded conversion feature had not been separated. The impact upon adoption on the Consolidated Balance Sheets is anticipated to be an increase of approximately $44.8 million in convertible senior notes, net, a write-off of approximately $9.4 million in deferred income tax liabilities and a decrease of approximately $53.5 million in additional paid-in capital. In addition, upon adoption, there is an adjustment to increase the beginning balance of retained earnings on the Consolidated Balance Sheets for previously recognized interest expense, of approximately $8.7 million for amortization of debt discount related to the carrying value of the embedded conversion feature upon issuance. There will be no impact to the Company’s net loss per share calculation. See Note 7. Debt for further information regarding the 2027 Notes.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2021	2020	2019
2027 Notes	12,321,900	12,321,900	—
Shares issuable upon exercise of stock options	9,434,660	9,401,082	8,538,060
Non-vested shares under restricted stock grants	2,561,219	3,330,821	4,648,526
Note 3—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Accrued compensation	$11,916	$12,194
Operating lease liabilities	2,902	3,633
Accrued consulting fees	956	1,919
Accrued interest	1,066	1,094
Accrued legal fees	202	619
Accrued litigation liability	2,375	—
Accrued accounting fees	154	285
Accrued in process research and development	—	225
Accrued other	839	742
Total accrued expenses	$20,410	$20,711
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2021
Money market funds	$139,794	$139,794	$—	$—
Commercial paper	113,939	—	113,939	—
Corporate debt securities	37,873	—	37,873	—
As of December 31, 2020
Money market funds	$411,104	$411,104	$—	$—
U.S. Treasury and agency securities	18,280	18,280	—	—
Corporate debt securities	26,573	—	26,573	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of December 31, 2021 and 2020, the carrying amounts of the Company’s financial instruments, which include cash, restricted cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short maturities.
Interest receivable as of December 31, 2021 and 2020 was $0.2 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
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
As of December 31, 2021 and 2020 the fair value of the Company's 2027 Notes was $190.5 million and $198.5 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities and debt instruments of corporations and commercial obligations, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company’s consolidated statement of operations and comprehensive loss. The Company does not generally intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of December 31, 2021 and 2020 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of December 31, 2021
Corporate debt securities	$37,921	$—	$(48)	$37,873
Commercial paper	$103,942	$—	$—	$103,942
Total marketable securities	$141,863	$—	$(48)	$141,815
As of December 31, 2020
Corporate debt securities	$26,396	$177	$—	$26,573
Total marketable securities	$26,396	$177	$—	$26,573
As of December 31, 2021 and 2020, the Company classified $10.0 million and $18.3 million, respectively, of assets with original maturities of 90 days or less as cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of December 31, 2021 and 2020, there were no material declines in the market value of the Company's available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of December 31, 2021, were as follows (in thousands):

Estimated Fair Value
Less than one year	$141,815
Greater than one year	—
Total	$141,815
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5—Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc., and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining two tranches are available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestones, and no later than December 31, 2022. As of December 31, 2021, no other tranches under the Credit Facility were available to be drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.

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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of December 31, 2021, the Company was in compliance with these covenants.
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
Long-term debt as of December 31, 2021 consisted of the following (in thousands):

December 31, 2021
Term loan	$30,000
Debt discount and issuance costs	(921)
Long-term debt	$29,079
The scheduled future minimum principal payments are as follows (in thousands):

December 31, 2021
2022	5,806
2023	11,613
2024	11,613
2025	968
Total	$30,000

5.00% Convertible Senior Notes due 2027
On May 21, 2020, the Company issued $200.0 million aggregate principal amount of 5.00% convertible senior notes due 2027 in a public offering (the "2027 Notes"). The 2027 Notes were registered pursuant to the Company’s Shelf Registration Statement (as defined in Note 8 below). The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes will mature on June 1, 2027. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. The 2027 Notes may be settled in cash, shares of the Company’s common stock, or a combination thereof, solely at the Company’s election. The initial conversion rate of the 2027 Notes is 61.6095 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $16.23 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event during the related redemption period in certain circumstances.
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of December 31, 2021, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of December 31, 2021 and 2020, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal amount	$200,000	$200,000
Unamortized debt discount	(49,716)	(56,080)
Unamortized debt issuance cost	(246)	(278)
Net carrying amount	$150,038	$143,642
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	December 31, 2021	December 31, 2020
Debt discount related to the value of conversion option	$53,635	$53,635
Debt issuance cost	(109)	(109)
Net carrying amount	$53,526	$53,526
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Years Ended December 31,
	December 31, 2021	December 31, 2020	December 31, 2019
Contractual interest expense	$9,972	$6,139	$—
Amortization of debt discount	6,364	3,555	—
Amortization of debt issuance cost	32	17	—
Total interest expense related to the 2027 Notes	$16,368	$9,711	$—
Note 6—License and Asset Acquisitions
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s consolidated statement of operations for the years ended December 31, 2021, 2020, and 2019.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. As of December 31, 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib, which was paid in January 2021. As of December 31, 2021, no other milestones had been accrued as the underlying contingencies had not yet been met.
License from Aadi Biosciences, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc., now known as Aadi Biosciences, Inc. ("Aadi"), under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aadi to develop and commercialize GB004, and certain other related compounds for all applications. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, the Company entered into an amendment to the license agreement with Aadi pursuant to which the Company made an upfront payment of $15.0 million to Aadi for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aadi retains its twenty percent (20.00%) participation right on a disposition of GB004. As of December 31, 2021and 2020, no milestones had been accrued as the underlying contingencies had not yet been met.
Adhaere Pharmaceuticals, Inc. Acquisition (GB1275)
On September 21, 2018, the Company acquired Adhaere Pharmaceuticals, Inc. ("Adhaere") pursuant to a merger agreement for an upfront payment of $7.5 million in cash, and with the acquisition acquired the rights to GB1275 and certain backup compounds. The Company is obligated to make future regulatory, development and sales milestone payments of up to $62.0 million and pay tiered royalties on worldwide net sales, at percentages ranging from low to mid-single digits, subject to customary reductions. The Company recorded IPR&D of $7.5 million in connection with the acquisition of Adhaere. In May 2019, the Company made a milestone payment of $1.0 million in connection with the filing of the Investigational New Drug application for the GB1275 program. As of December 31, 2021 and 2020, no other milestones had been accrued as the underlying contingencies had not yet been met.
The Company recorded the following IPR&D expense on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2021	2020	2019
Seralutinib	$—	$5,000	$—
GB004	—	15,000	—
GB1275	—	—	1,000
Other preclinical programs	75	3,380	2,600
Total in process research and development	$75	$23,380	$3,600
Note 7—Income Taxes
The amount of net loss before taxes for the years ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	December 31,
	2021	2020	2019
	(in thousands)
U.S. loss before taxes	$183,194	$186,888	$138,342
Foreign loss before taxes	50,802	56,472	41,965
Loss before income taxes	$233,996	$243,360	$180,307

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021, 2020 and 2019 are shown below. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2021 was an increase of $46.0 million.

	December 31,
	2021	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses	$116,425	$77,946	$43,626
Tax credits, net	24,964	17,372	9,196
Amortization	9,190	10,939	6,597
Stock-based compensation	4,917	4,448	1,388
Lease liability	1,285	2,383	2,329
Accrued compensation	2,238	2,137	1,476
Other	18	16	383
Total gross deferred tax assets	159,037	115,241	64,995

Deferred tax liabilities:
Convertible senior notes	(9,395)	(10,592)	—
Right of use asset	(1,150)	(2,215)	(2,164)
Property, plant and equipment	(790)	(776)	(57)
Total gross deferred tax liabilities	(11,335)	(13,583)	(2,221)

Valuation allowance	(147,702)	(101,658)	(62,774)
Net deferred tax asset	$—	$—	$—
As of December 31, 2021, the Company had federal and state NOL carryforwards of approximately $460.4 million and $1.1 million, respectively. The federal and state NOL carryforwards that are subject to expiration will begin to expire in 2034, unless previously utilized. The federal NOL generated after 2017 of $457.5 million can be carried forward indefinitely but may only be used to offset up to 80% of future taxable income each year. The California NOL carryforwards begin to expire in 2036. As of December 31, 2021, the Company also has foreign NOL carryforwards of approximately $157.2 million. The foreign NOL can be carried forward indefinitely.
As of December 31, 2021, the Company also had orphan drug credit and federal research tax credit carryforwards of approximately $25.7 million and California research tax credits of $8.0 million. The federal research tax credit carryforwards begin to expire in 2038 and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2021	2020	2019
Federal statutory income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	—%	—%	—%
Change in valuation allowance	(19.73%)	(19.50%)	(22.12%)
Research and experimentation credits	2.62%	2.76%	3.81%
Foreign rate differential	(1.95%)	(1.64%)	(1.84%)
Stock-based compensation	(1.56%)	(1.81%)	—%
Nondeductible interest	(0.96%)	—%	—%
Other	0.57%	(0.80%)	(0.85%)
Provision for income taxes	—%	—%	—%
The NOL and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Under Section 382 and 383 of the Code, the NOL and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders (or groups of stockholders) in excess of 50 percentage points over a rolling three-year period. Similar rules may apply under state and foreign tax laws. In connection with the Company’s IPO in February 2019, the Company experienced an ownership change for the purposes of Section 382 and 383 of the Code. Consequently, the Company’s federal and state NOLs and tax credits generated through February 2019 will be subject to annual limitations. However, the Company’s NOLs and tax credits are not expected to expire unused as a result of such annual limitations, assuming we otherwise have taxable income or income tax liabilities in future periods. If a change in ownership occurs in the future as a result of changes in the Company’s stock ownership, many of which are outside the Company’s control, the NOL and credit carryforwards could be subject to further annual limitations. If the Company earns taxable income, such annual limitations could result in increased future tax liability to the Company and its future cash flows could be adversely affected. The Company has recorded a full valuation allowance related to its NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
The Company files income tax returns in the United States, California, Ireland, and Luxembourg. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2021, 2020, or 2019, there were no accruals for interest related to unrecognized tax benefits or tax penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2021, 2020, and 2019, excluding interest and penalties, is as follows:

	December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of the year	$5,060	$2,754	$408
Increase related to current year positions	2,491	2,306	2,346
Balance at the end of the year	$7,551	$5,060	$2,754
Included in the balance of unrecognized tax benefits at December 31, 2021 is $7.6 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the Company's deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax benefits within the next 12 months.
Note 8—Stockholders’ Equity
Common stock
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
For the year ended December 31, 2021, 25,383 shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2021, 2020 and 2019, 717,927 shares, 1,649,348 shares and 4,648,526 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 9—Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2021, an aggregate of 5,388,985 shares of common stock were available for issuance under the 2019 Plan and 8,402,621 shares of common stock were subject to outstanding awards under the 2019 Plan.

2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the ESPP. The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the year ended December 31, 2021, 160,790 shares were issued pursuant to the ESPP. As of December 31, 2021, an aggregate of 1,844,007 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of December 31, 2021, 2,875,330 shares of common stock were subject to outstanding options under the 2017 Plan, and no shares of restricted stock awards granted under the 2017 plan were unvested.
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
The following assumptions were used to estimate the fair value of stock option awards granted to employees under the Company’s equity incentive plans and the shares purchasable under the ESPP during the periods presented:

Year Ended December 31,
	2021	2020	2019
Employee Stock Options
Expected term (in years)	4.6 - 6.1	4.6 - 6.1	4.6 - 6.1
Risk-free interest rate	0.65% - 1.30%	0.22% - 1.67%	1.38% - 2.58%
Volatility	78.80% - 84.79%	84.38% - 87.23%	70.25% - 86.92%
Dividend yield	—	—	—

Employee Stock Purchase Plan
Expected term (in years)	0.49 - 2.00	0.49 - 2.00	0.49 - 1.99
Risk-free interest rate	0.06% -0.20%	0.12% - 0.95%	1.46% - 1.87%
Volatility	61.29% - 87.13%	85.50% - 99.13%	72.08% - 78.70%
Dividend yield	—	—	—
Stock Options
The following table summarizes stock option activity for the years ended December 31, 2021, 2020 and 2019:

	Shares Subject to Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	Shares	Weighted- Average Exercise Price
				(in thousands)
Outstanding as of December 31, 2018	5,107,329	$7.51	9.7	$16,343
Options granted	4,194,624	$20.11
Options exercised	(419,593)	$4.87
Options forfeited/cancelled	(344,300)	$11.64
Outstanding as of December 31, 2019	8,538,060	$13.67	9.0	$35,385
Options granted	2,712,372	$13.78
Options exercised	(134,803)	$3.96
Options forfeited/cancelled	(1,714,547)	$15.99
Outstanding as of December 31, 2020	9,401,082	$13.42	8.1	$10,182
Options granted	3,159,126	$9.82
Options exercised	(325,494)	$6.19
Options forfeited/cancelled	(2,800,054)	$14.14
Outstanding as of December 31, 2021	9,434,660	$12.24	7.4	$15,822
Options vested and expected to vest as of December 31, 2021	9,434,660	$12.24	7.4	15,822
Options exercisable as of December 31, 2021	4,780,459	$12.63	6.5	10,221
The weighted-average grant date fair value per share for the stock options granted during the year ended December 31, 2021, 2020 and 2019 was $6.93, $9.82 and $13.17, respectively.
The aggregate fair value of stock options that vested during the years ended December 31, 2021, 2020 and 2019 was $21.9 million, $29.9 million and $7.2 million, respectively.
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021, 2020 and 2019 was $1.6 million, $1.1 million and $6.9 million, respectively.
At December 31, 2021, the total unrecognized compensation related to unvested stock option awards granted was $34.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

Restricted Stock
The summary of the Company’s restricted stock activity during the years ended December 31, 2021, 2020 and 2019 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2018	7,482,032	$4.01
Granted	—	—
Vested	(2,833,506)	4.05
Forfeited / cancelled	—	—
Nonvested at December 31, 2019	4,648,526	$3.98
Granted	2,003,900	10.96
Vested	(2,557,377)	4.00
Forfeited / cancelled	(764,228)	8.30
Nonvested at December 31, 2020	3,330,821	$7.16
Granted	1,349,885	10.23
Vested	(1,391,476)	5.86
Forfeited / cancelled	(728,011)	10.03
Nonvested at December 31, 2021	2,561,219	$8.67
At December 31, 2021, the total unrecognized compensation related to unvested restricted stock awards granted was $15.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.5 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development	$18,943	$18,997	$10,227
General and administrative	13,065	19,751	10,592
Total stock-based compensation	$32,008	$38,748	$20,819
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
As of December 31, 2021, total unrecognized compensation expense related to the ESPP was $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.

Note 10—Property and Equipment, Net
The Company’s property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2021	December 31, 2020
Office equipment	3-7	$1,097	$1,153
Computer equipment	5	123	123
Software	3	130	116
Lab equipment	2-5	5,688	4,210
Leasehold improvements	6-7	2,562	2,540
Construction in process	N/A	—	15
Total property and equipment		9,600	8,157
Less: accumulated depreciation		4,280	2,623
Property and equipment, net		$5,320	$5,534
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was approximately $1.7 million, $1.4 million and $0.9 million, respectively, and was recorded in general and administrative expense and research and development expense, respectively, on the consolidated statements of operations.
Note 11—Commitments and Contingencies
Leases
The Company subleases certain office and laboratory space under a non-cancelable operating lease expiring in January 2025 for the initial leased space and for the expansion space leased pursuant to an amendment to the lease agreement entered into in August 2018. The sublease agreement included options to extend for the entire premises through October 2028. The options to extend must be exercised prior to the termination of the original lease agreement. The period covered by the options was not included in the non-cancellable lease term as it was not determined to be reasonably certain to be executed. In February 2022, the Company exercised its renewal option to extend the term of the expansion space until January 2025. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to an annual 3% increase each subsequent year. Costs determined to be variable and not based on an index or rate were not included in the measurement of the operating lease liabilities.
In November 2019, the Company entered into an additional non-cancelable lease agreement for certain office and laboratory space (the “Permanent Space”) in San Diego, California, commencing on May 1, 2020 and expired on December 31, 2021. The lease agreement included a lease for temporary space commencing on January 1, 2020 and expired on the commencement date of the lease of the Permanent Space. The monthly base rent for the permanent and temporary space was $63,425 and $28,745, respectively. The lease was subject to charges for common area maintenance and other costs, and base rent is subject to an annual 3% increase each subsequent year.
In June 2020, the Company entered into a sublease agreement for the Permanent Space with a third party. The sublease commenced on July 1, 2020 and expired on December 31, 2021. The sublessee paid the monthly base rent of $63,425, subject to an annual 3% increase, and was obligated to pay for common area maintenance and other costs.  The sublessee received a 6 months base rent abatement. The Company determined that there was no impairment on the original right-of-use asset and continued to account for the Permanent Space as it did before the commencement of the sublease.  The Company recognized $1.1 million and $0.2 million in sublease income for the years ended December 31, 2021 and 2020, respectively.
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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 2.1 years.

Lease costs were comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$4,029	$3,615	$3,011
Short-term lease cost	53	78	133
Total lease cost	$4,082	$3,693	$3,144
Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2021 and 2020 was $4.0 million and $3.6 million, respectively.
Gross future minimum annual rental commitments as of December 31, 2021, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2022	$3,220
2023	1,694
2024	1,745
Total undiscounted rent payments	$6,659

Present value discount	(539)
Present value of lease payments	$6,120
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	2,902
Noncurrent operating lease liabilities	3,218
Total operating lease liability	$6,120
For the years ended December 31, 2021, 2020 and 2019, the Company recorded approximately $4.3 million, $4.0 million and $3.1 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.
On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-DEB). The second amended complaint was filed on November 20, 2020. The complaint was filed on behalf of all investors who purchased the Company's securities pursuant to or traceable to the Company's February 8, 2019 IPO. The complaint alleged that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff sought damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The Company moved to dismiss the complaint on January 19, 2021. On April 19, 2021, the Court granted the Company's motion to dismiss in substantial part without leave to amend, and denied the motion to dismiss as to single claim. On October 29, 2021, the parties informed the Court that they had reached a settlement in principle, and the Court vacated all deadlines. The parties entered a settlement agreement on February 1, 2022. Pursuant to the agreement, the Company has agreed to pay approximately $2.4 million, in exchange for customary releases and settlement terms. The lead plaintiff filed a motion for preliminary approval of the settlement and authorization of dissemination of notice to the class on February 2, 2022, which remains pending. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $2.4 million litigation charge related to this matter in the third quarter of 2021, which is included as a component of General and Administrative expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Description of Securities Registered under Section 12 of the Exchange Act.	10-K	2/26/2021	4.3
4.4	Indenture, dated as of May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.5	First Supplemental Indenture, dated May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.6	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.5).	8-K	5/21/2020	4.3
10.1#	Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.1
10.2#	Form of stock option grant notice and stock option agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.2
10.3#	Form of restricted stock grant notice and restricted stock agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.3
10.4#	Form of Founder restricted stock grant notice and restricted stock agreement.	S-1	12/21/2018	10.4
10.5#	Gossamer Bio, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder.	S-1/A	1/23/2019	10.5
10.6#	Gossamer Bio, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	1/23/2019	10.6
10.7#	Gossamer Bio, Inc. Non-Employee Director Compensation Program.				X
10.8#	Gossamer Bio, Inc. Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.	10-Q	5/12/2020	10.1
10.9#	Letter Agreement, dated November 16, 2020, by and between Faheem Hasnain and the Registrant.	10-K	2/26/2021	10.11
10.10#	Employment Letter, dated December 4, 2018, by and between Bryan Giraudo and the Registrant.	S-1	12/21/2018	10.10
10.11#	Employment Letter, dated December 4, 2018, by and between Christian Waage and the Registrant.	S-1	12/21/2018	10.11
10.12#	Employment Letter, dated April 16, 2021, by and between Caryn Peterson and the Registrant.	10-Q	8/9/2021	10.1
10.13#	Employment Letter, dated May 1, 2021, by and between Laura Carter and the Registrant.	10-Q	8/9/2021	10.2
10.14#	Employment Letter, dated June 21, 2021, by and between Richard Aranda and the Registrant.	10-Q	8/9/2021	10.3
10.15#	Form of Indemnification Agreement.	S-1	12/21/2018	10.14
10.16	Sublease Agreement, dated December 29, 2017, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.15
10.17	First Amendment to Sublease Agreement, dated August 24, 2018, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.16
10.18†	Exclusive License Agreement, dated October 2, 2017, by and between GB002, Inc., the Registrant and Pulmokine, Inc.	S-1	12/21/2018	10.17
10.19†	License Agreement, dated June 24, 2018, by and between Aadi Bioscience, Inc. and GB004, Inc.	S-1	12/21/2018	10.18
10.20†	Amendment No. 1 to License Agreement, dated May 11, 2020, by and between GB004, Inc. and Aadi Bioscience, Inc.	10-Q	8/11/2020	10.2
10.21	Credit, Guaranty and Security Agreement, dated May 2, 2019, by and among GB001, Inc., as Borrower, Gossamer Bio, Inc., as Guarantor, MidCap Financial Trust, as Agent and Lender, and the additional lenders from time to time party thereto.	8-K	5/3/2019	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.22	First Amendment to Credit, Guaranty and Security Agreement, dated September 18, 2019, by and among GB001, Inc., as borrower, the Registrant, as guarantor, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as Lender, and the additional lenders from time to time party thereto.	10-Q	11/12/2019	10.1
10.23	Second Amendment to Credit, Guaranty and Security Agreement, dated July 2, 2020, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	8-K	7/2/2020	10.1
21.1	List of Subsidiaries of the Registrant.				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOSSAMER BIO, INC.

By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
Date	March 3, 2022
SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Faheem Hasnain	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 3, 2022
Faheem Hasnain

/s/ Bryan Giraudo	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 3, 2022
Bryan Giraudo

/s/ Joshua H. Bilenker	Director	March 3, 2022
Joshua H. Bilenker, M.D.

/s/ Kristina Burow	Director	March 3, 2022
Kristina Burow

/s/ Russell Cox	Director	March 3, 2022
Russell Cox

/s/ Thomas Daniel, M.D.	Director	March 3, 2022
Thomas Daniel, M.D.

/s/ Renée Galá	Director	March 3, 2022
Renée Galá

/s/ Sandra Milligan, M.D., J.D.	Director	March 3, 2022
Sandra Milligan