Form 10-Q
period 2022-03-31
Gossamer Bio, Inc.
filed 2022-05-10
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of May 5, 2022, the registrant had 77,116,705 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$138,907	$183,403
Marketable securities	132,716	141,815
Restricted cash	64	64
Prepaid expenses and other current assets	9,087	6,498
Total current assets	280,774	331,780
Property and equipment, net	5,025	5,320
Operating lease right-of-use assets	7,861	5,477
Other assets	1,019	1,080
Total assets	$294,679	$343,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$592	$3,244
Accrued research and development expenses	16,958	16,205
Accrued expenses and other current liabilities	17,018	20,410
Total current liabilities	34,568	39,859
Long-term convertible senior notes	195,079	150,038
Long-term debt	29,167	29,079
Operating lease liabilities - long-term	5,706	3,218
Total liabilities	264,520	222,194
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 77,106,185 shares issued and 76,553,937 shares outstanding as of March 31, 2022, and 76,470,588 shares issued and 75,752,664 shares outstanding as of December 31, 2021	8	8
Additional paid-in capital	891,121	932,944
Accumulated deficit	(860,630)	(811,534)
Accumulated other comprehensive (loss) income	(340)	45
Total stockholders' equity	30,159	121,463
Total liabilities and stockholders' equity	$294,679	$343,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	$42,322	$41,827
In process research and development	20	30
General and administrative	12,001	11,346
Total operating expenses	54,343	53,203
Loss from operations	(54,343)	(53,203)
Other income (expense)
Interest income	224	193
Interest expense	(3,467)	(4,780)
Other income (expense)	(199)	149
Total other income (expense), net	(3,442)	(4,438)
Net loss	$(57,785)	$(57,641)
Other comprehensive loss:
Foreign currency translation, net of tax	(8)	(372)
Unrealized loss on marketable securities, net of tax	(377)	(69)
Other comprehensive loss	(385)	(441)
Comprehensive loss	(58,170)	(58,082)
Net loss per share, basic and diluted	$(0.76)	$(0.78)
Weighted average common shares outstanding, basic and diluted	75,894,692	74,093,526
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle (See Note 2)	—	—	(53,527)	8,689	—	(44,838)
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	39,525	—	126	—	—	126
Stock-based compensation	—	—	10,983	—	—	10,983
Issuance of common stock pursuant to Employee Stock Purchase Plan	77,496	—	595	—	—	595
Issuance of common stock for restricted stock units vested	518,577	—	—	—	—	—
Net loss	—	—	—	(57,785)	—	(57,785)
Other comprehensive loss	—	—	—	—	(385)	(385)
Balance as of March 31, 2022	76,553,937	$8	$891,121	$(860,630)	$(340)	$30,159

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2020	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	238,962	—	—	—	—	—
Exercise of stock options	5,721	—	15	—	—	15
Stock-based compensation	—	—	8,708	—	—	8,708
Issuance of common stock pursuant to Employee Stock Purchase Plan	95,004	—	759	—	—	759
Issuance of common stock for restricted stock units vested	278,559	—	—	—	—	—
Net loss	—	—	—	(57,641)	—	(57,641)
Other comprehensive loss	—	—	—	—	(441)	(441)
Balance as of March 31, 2021	74,493,150	$8	$907,089	$(635,171)	$158	$272,084
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(57,785)	$(57,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	452	416
Stock-based compensation expense	10,983	8,708
In process research and development expenses	20	30
Amortization of operating lease right-of-use assets	645	858
Amortization of long-term debt discount and issuance costs	292	1,605
Amortization of premium on marketable securities, net of accretion of discounts	125	66
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,589)	(2,855)
Other assets	61	16
Operating lease liabilities	(683)	117
Accounts payable	(2,507)	(6,565)
Accrued expenses	52	(729)
Accrued research and development expenses	753	1,078
Accrued compensation and benefits	(5,802)	(6,500)
Accrued interest expense	2,500	2,500
Net cash used in operating activities	(53,483)	(58,896)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(20)	(30)
Purchase of marketable securities	(37,403)	—
Maturities of marketable securities	46,000	12,800
Purchase of property and equipment	(157)	(802)
Net cash provided by investing activities	8,420	11,968
Cash flows from financing activities
Purchase of shares pursuant to Employee Stock Purchase Plan	595	759
Proceeds from the exercise of stock options	126	15
Net cash provided by financing activities	721	774
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(154)	(242)
Net decrease in cash, cash equivalents and restricted cash	(44,496)	(46,396)
Cash, cash equivalents and restricted cash, at the beginning of the period	183,467	486,620
Cash, cash equivalents and restricted cash, at the end of the period	$138,971	$439,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$675	$675

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$3,029	$—
Change in unrealized loss on marketable securities, net of tax	$(377)	$(69)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 - Description of the Business
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
The unaudited condensed consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of March 31, 2022, the Company had an accumulated deficit of $860.6 million. From the Company’s inception through March 31, 2022, the Company has funded its operations primarily through equity and debt financings. The Company raised $942.0 million from October 2017 through March 31, 2022 through Series A and Series B convertible preferred stock financings, a convertible note financing, its initial public offering, or IPO, its Credit Facility (as defined in Note 5 below), and concurrent underwritten public offerings of its 2027 Notes (as defined in Note 5 below), and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will need to raise capital through equity offerings, debt financings and other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next 12 months from the date these condensed consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.
COVID-19
The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic worldwide and the impact on the Company’s clinical trials, employees and vendors. At this point, the degree to which COVID-19 may continue to impact the Company’s financial condition or results of operations remains uncertain. A prolonged pandemic could have a material and adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, certain sites temporarily closed enrollment in the Company's Phase 2 clinical trial in pulmonary arterial hypertension ("PAH") in 2020 as a result of the COVID-19 pandemic and related staffing shortages at sites and key vendors. In addition, due to the challenges of enrolling patients worldwide posed by the COVID-19 pandemic and related staffing shortages at sites and key vendors, the Company previously experienced delays in enrollment of patients in its Phase 2 clinical trial of seralutinib, also known as GB002, in PAH.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2022. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2021, has been derived from the audited financial statements at that date.
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
Recent Accounting Pronouncements - Adopted
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies the accounting for convertible instruments and contracts in an entity's own equity. This guidance is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those years, with early adoption permitted only as of annual reporting periods beginning after December 15, 2020.
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective approach, and accordingly the Company recorded an adjustment that reflects the 2027 Notes as if the embedded conversion feature had not been separated. The impact upon adoption on the Consolidated Balance Sheets was an increase of $44.8 million in convertible senior notes, net, a write-off of $9.4 million in deferred income tax liabilities and a decrease of $53.5 million in additional paid-in capital. In addition, upon adoption, there was an adjustment of $8.7 million to increase the beginning balance of accumulated deficit on the Consolidated Balance Sheets for previously recognized interest expense related to amortization of debt discount related to the carrying value of the embedded conversion feature upon issuance. There was no impact to the Company’s net loss per share calculation. See Note 5 "Indebtedness" for further information regarding the 2027 Notes.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of March 31,
	2022	2021
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	13,321,692	11,390,231
Non-vested shares under restricted stock grants	2,415,204	4,011,189
Total potentially dilutive securities	28,058,796	27,723,320
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2022	December 31, 2021
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	130	130
Lab equipment	2-5	5,718	5,688
Leasehold improvements	6-7	2,561	2,562
Construction in process	N/A	127	—
Total property and equipment		9,756	9,600
Less: accumulated depreciation		4,731	4,280
Property and equipment, net		$5,025	$5,320
Depreciation expense for the quarters ended March 31, 2022 and 2021 was approximately $0.5 million and $0.4 million, respectively, and was recorded in general and administrative expense and research and development expense, respectively, on the consolidated statements of operations.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2022	December 31, 2021
Accrued compensation and benefits	$6,114	$11,916
Operating lease liabilities	2,761	2,902
Accrued consulting fees	956	956
Accrued interest	3,566	1,066
Accrued legal fees	320	202
Accrued litigation liability	2,375	2,375
Accrued accounting fees	232	154
Accrued other	694	839
Total accrued expenses	$17,018	$20,410

Note 4 - Fair Value Measurements and Available for Sale Investments
Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2022
Money market funds	$94,667	$94,667	$—	$—
Commercial paper	114,566	—	114,566	—
Corporate debt securities	37,141	—	37,141	—
As of December 31, 2021
Money market funds	$139,794	$139,794	$—	$—
Commercial paper	113,939	—	113,939	—
Corporate debt securities	37,873	—	37,873	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of March 31, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, which include cash, restricted cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short maturities.
Interest receivable as of March 31, 2022 and December 31, 2021, was $0.2 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of March 31, 2022 and December 31, 2021, the fair value of the Company’s 2027 Notes was $162.4 million and $190.5 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).

Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities and debt instruments of corporations and commercial obligations, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company's condensed consolidated statement of operations and comprehensive loss. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recover of their amortized cost basis.
The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of March 31, 2022
Corporate debt securities	$37,346	$—	$(205)	$37,141
Commercial paper	$95,796	$—	$(221)	$95,575
Total marketable securities	$133,142	$—	$(426)	$132,716
As of December 31, 2021
Corporate debt securities	$37,921	$—	$(48)	$37,873
Commercial paper	$103,942	$—	$—	$103,942
Total marketable securities	$141,863	$—	$(48)	$141,815
As of March 31, 2022 and December 31, 2021, the Company classified $19.0 million and $10.0 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2022 and December 31, 2021, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of March 31, 2022, were as follows (in thousands):

Estimated Fair Value
Less than one year	$132,716
Greater than one year	—
Total	$132,716
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches

(each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company did not achieve the clinical development milestone required to access one of the $60.0 million tranches. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining tranche is available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestone, and no later than December 31, 2022. As of March 31, 2022, no other tranches under the Credit Facility were available to be drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of March 31, 2022, the Company was in compliance with these covenants.
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
Long-term debt as of March 31, 2022 consisted of the following (in thousands):

March 31, 2022
Term loan	$30,000
Debt discount and issuance costs	(833)
Long-term debt	$29,167

The scheduled future minimum principal payments are as follows (in thousands):

March 31, 2022
2022 (remaining 9 months)	$5,806
2023	11,613
2024	11,613
2025	968
Total	$30,000
5.00% Convertible Senior Notes due 2027
On May 21, 2020, the Company issued $200.0 million aggregate principal amount of 5.00% convertible senior notes due 2027 in a public offering (the "2027 Notes"). The 2027 Notes were registered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on April 10, 2020. The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes will mature on June 1, 2027. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. The 2027 Notes may be settled in cash, shares of the Company’s common stock, or a combination thereof, solely at the Company’s election. The initial conversion rate of the 2027 Notes is 61.6095 shares per $1,000 principal amount, which is equivalent to a conversion price of approximately $16.23 per share, subject to adjustments. In addition, following certain corporate events that occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate for a holder who elects to convert its 2027 Notes in connection with such a corporate event during the related redemption period in certain circumstances.
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of March 31, 2022, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of March 31, 2022, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
In accounting for the issuance of the 2027 Notes prior to the adoption of ASU 2020-06, the Company separated the 2027 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was $53.5 million and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The debt discount is amortized to interest expense over the term of the 2027 Notes at an effective interest rate of 11.17% over the contractual terms of the 2027 Notes.
In accounting for the debt issuance costs of $0.4 million related to the 2027 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2027 Notes based on their relative fair values. Issuance costs attributable to the liability component were $0.3 million and were amortized to interest expense using the effective interest method over the contractual terms of the 2027 Notes. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity. As of January 1, 2022 the Company adopted ASU 2020-06, see Note 2 for the impact upon adoption to the 2027 Notes.
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$200,000	$200,000
Unamortized debt discount	(4,611)	(49,716)
Unamortized debt issuance cost	(310)	(246)
Net carrying amount	$195,079	$150,038
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	March 31, 2022	December 31, 2021
Debt discount related to the value of conversion option	$—	$53,635
Debt issuance cost	—	(109)
Net carrying amount	$—	$53,526
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended March 31,
	2022	2021
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	191	1,518
Amortization of debt issuance cost	13	8
Total interest expense related to the 2027 Notes	$2,704	$4,026
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.

License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all diseases or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib, which was paid in January 2021. As of March 31, 2022, no other milestones had been accrued as the underlying contingencies had not yet been met.
License from Aadi Biosciences, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc., now known as Aadi Biosciences, Inc. ("Aadi"), under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aadi to develop and commercialize GB004, and certain other related compounds for all applications. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, the Company entered into an amendment to the license agreement with Aadi pursuant to which the Company made an upfront payment of $15.0 million to Aadi for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aadi retains its twenty percent (20.00%) participation right on a disposition of GB004. On April 25, 2022, the Company notified Aadi of its intent to terminate the license agreement effective July 24, 2022. As of March 31, 2022, no milestones had been accrued as the underlying contingencies had not yet been met.
Note 7 - Stockholders’ Equity
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
For the three months ended March 31, 2022 and 2021, no shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of March 31, 2022 and December 31, 2021, 552,251 and 717,927 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 8 - Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2022, an aggregate of 4,747,720 shares of common stock were available for issuance under the 2019 Plan. As of March 31, 2022 and December 31, 2021, 12,349,459 and 8,402,621 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2022, 77,496 shares were issued pursuant to the ESPP. As of March 31, 2022, an aggregate of 2,531,217 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of March 31, 2022 and December 31, 2021, 2,818,333 and 2,875,330 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of March 31, 2022, no shares of restricted stock awards granted under the 2017 plan were unvested.
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
The following table summarizes stock option activity during the three months ended March 31, 2022:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2021	9,434,660	$12.24	7.4	$15,822
Options granted	4,041,165	$11.86
Options exercised	(39,525)	$3.18
Options forfeited/cancelled	(114,608)	$15.49
Outstanding as of March 31, 2022	13,321,692	$12.13	7.9	$7,047
Options vested and expected to vest as of March 31, 2022	13,321,692	$12.13	7.9	$7,047
Options exercisable as of March 31, 2022	5,549,308	$12.40	6.5	$6,670
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2022 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during three months ended March 31, 2022 was $0.2 million and none as of March 31, 2021.
The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2022 and 2021 was $8.53 and $6.97, respectively.
The aggregate fair value of stock options that vested during the three months ended March 31, 2022 and 2021 was $10.4 million and $7.3 million, respectively.
Restricted Stock
The summary of the Company’s restricted stock activity during the three months ended March 31, 2022 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	2,561,219	$8.67
Granted	572,901	11.94
Vested	(684,252)	9.23
Forfeited	(34,664)	10.43
Nonvested at March 31, 2022	2,415,204	$9.27
At March 31, 2022, the total unrecognized compensation related to unvested restricted stock awards granted was $18.0 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations as follows (in thousands):

	Three months ended March 31,
	2022	2021
Research and development	$6,618	$5,442
General and administrative	4,365	3,266
Total stock-based compensation expense	$10,983	$8,708
As of March 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $61.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.

As of March 31, 2022, the total unrecognized compensation expense related to the ESPP was $2.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.3 years.
Note 9 - Commitments and Contingencies
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
In June 2020, the Company entered into a sublease agreement for the Permanent Space with a third party. The sublease commenced on July 1, 2020 and expired on December 31, 2021. The sublessee paid the monthly base rent of $63,425, subject to an annual 3% increase, and was obligated to pay for common area maintenance and other costs.  The sublessee received a 6 months base rent abatement. The Company determined that there was no impairment on the original right-of-use asset and continued to account for the Permanent Space as it did before the commencement of the sublease. The Company recognized no sublease income for the three months ended March 31, 2022 and $0.3 million sublease income for the three months ended March 31, 2021.
In July 2020, the Company entered into a lease assignment agreement, whereby it became the assignee to a lease for certain office and laboratory space in Ann Arbor, Michigan. On August 4, 2021, the Company entered into a lease assignment agreement, whereby it assigned the lease to another assignee. The Company derecognized the related operating lease obligation and right-of-use asset of $1.7 million.
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 2.0 years.
Lease costs were comprised of the following (in thousands):

	Three months ended March 31,
	2022	2021
Operating lease cost	$761	$1,038
Short-term lease cost	10	9
Total lease cost	$771	$1,047
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2022 and 2021 was $0.8 million and $1.1 million, respectively.

Gross future minimum annual rental commitments as of March 31, 2022, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2022 (remaining 9 months)	$2,421
2023	3,319
2024	3,419
2025	144
Total undiscounted rent payments	$9,303

Present value discount	(836)
Present value of lease payments	$8,467
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	2,761
Noncurrent operating lease liabilities	5,706
Total operating lease liability	$8,467
For the three months ended March 31, 2022 and 2021 the Company recorded approximately $0.9 million and $1.0 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.
On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-DEB). The second amended complaint was filed on November 20, 2020. The complaint was filed on behalf of all investors who purchased the Company's securities pursuant to or traceable to the Company's February 8, 2019 IPO. The complaint alleged that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff sought damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The Company moved to dismiss the complaint on January 19, 2021. On April 19, 2021, the Court granted the Company's motion to dismiss in substantial part without leave to amend, and denied the motion to dismiss as to single claim. On October 29, 2021, the parties informed the Court that they had reached a settlement in principle, and the Court vacated all deadlines. The parties entered a settlement agreement on February 1, 2022. Pursuant to the agreement, the Company has agreed to pay approximately $2.4 million, in exchange for customary releases and settlement terms. The lead plaintiff filed a motion for preliminary approval of the settlement and authorization of dissemination of notice to the class on February 2, 2022. The Court entered an order preliminarily approving the settlement on March 14, 2022, and scheduled the final settlement approval hearing for June 24, 2022. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $2.4 million litigation charge related to this matter in the third quarter of 2021, which was included as a component of General and Administrative expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 3, 2022.
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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 3, 2022. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. We are developing seralutinib for the treatment of pulmonary arterial hypertension, or PAH. In the second quarter of 2022, we completed patient enrollment in our ongoing Phase 2 TORREY Study of seralutinib in PAH. We expect topline results from this clinical trial in the fourth quarter of 2022. We are developing GB5121 for the treatment of relapsed / refractory primary CNS lymphoma, or PCNSL, and we commenced enrolling healthy volunteers in a Phase 1 clinical trial in November 2021. We expect to commence the Phase 1b/2 STAR CNS Study in relapsed / refractory PCNSL and other rare CNS malignancies in the second quarter of 2022.. We are developing GB7208 for the treatment of multiple sclerosis. GB7208 is currently undergoing preclinical testing. Pending the outcomes of our ongoing GB7208 preclinical work and the seralutinib TORREY Phase 2 topline results, we expect to initiate a Phase 1 clinical trial in healthy volunteers in the first half of 2023. In April 2022, we announced that the GB004 Phase 2 SHIFT-UC Study did not meet its primary or secondary endpoints. We are terminating the ongoing treat-through and open-label extension portions of the Phase 2 SHIFT-UC Study for lack of treatment benefit and are discontinuing development of GB004.. We also have multiple preclinical programs at various stages of development in the therapeutic areas of immunology, inflammation and oncology. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $954.8 million from October 2017 through March 31, 2022 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 5.00% convertible Notes due 2027 and our common stock in May 2020. As of March 31, 2022, we had $271.6 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2022 and 2021 our net loss was $57.8 million and $57.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $860.6 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The extent to which the COVID-19 pandemic may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. To date, we have been able to continue to supply our product candidates to our patients currently enrolled in our clinical trials, including our Phase 2 clinical trials of seralutinib and Phase 1 study of GB5121, and do not currently anticipate any interruptions in supply. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions and related staffing shortages at sites and key vendors have delayed, such as the temporary closure of enrollment in 2020 at certain sites in our ongoing Phase 2 trial for seralutinib in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for, some of our current and future clinical trials. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in our trials. Any delays in the completion of our clinical trials, data analysis or readouts and any disruption in our supply chain could have a material adverse effect on our business, results of operations and financial condition. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it, as well as the economic impact on local, regional, national and international markets.

Components of Results of Operations
Revenue
We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products for the foreseeable future.
Operating expenses
Research and development
Research and development expenses relate primarily to preclinical and clinical development of our product candidates and discovery efforts, as well as our discontinued clinical product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2022, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 3, 2022.
Results of Operations – Comparison of the Three Months Ended March 31, 2022 and 2021
The following table sets forth our selected statements of operations data for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,		2022 vs 2021
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$42,322	$41,827	$495
In process research and development	20	30	(10)
General and administrative	12,001	11,346	655
Total operating expenses	54,343	53,203	1,140
Loss from operations	(54,343)	(53,203)	(1,140)
Other income (expense)
Interest income	224	193	31
Interest expense	(3,467)	(4,780)	1,313
Other income (expense)	(199)	149	(348)
Total other income (expense), net	(3,442)	(4,438)	996
Net loss	$(57,785)	$(57,641)	$(144)
Operating Expenses
Research and development
Research and development expenses were $42.3 million for the three months ended March 31, 2022, compared to $41.8 million for the three months ended March 31, 2021, for an increase of $0.5 million, which was primarily attributable to an increase of $2.1 million of costs associated with preclinical studies and clinical trials for GB004, $1.5 million of costs associated with preclinical studies and clinical trials for seralutinib, an increase of $5.4 million of costs associated with preclinical studies and clinical trials for GB5121, offset by a decrease of $5.3 million of costs associated with preclinical studies for other discontinued programs, a decrease of $1.4 million of costs associated with preclinical studies and clinical trials for GB001 and a decrease of $1.9 million of costs associated with preclinical studies and clinical trials for GB1275.
The following table shows our research and development expenses by program for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Seralutinib	12,154	10,667
GB004	11,006	8,858
GB5121	9,512	4,088
Other terminated programs	838	4,100
Other programs	8,812	14,114
Total research and development	$42,322	$41,827
In process research and development
There were no significant IPR&D expenses for the three months ended March 31, 2022 and 2021.
General and administrative
General and administrative expenses were $12.0 million for the three months ended March 31, 2022, compared to $11.3 million for the three months ended March 31, 2021, for an increase of $0.7 million, which was primarily attributable to a $1.1 million increase in stock-based compensation costs; offset by a decrease of $0.3 million of general legal costs.

Other income (expense), net
Other income (expense), net was $3.4 million for the three months ended March 31, 2022, compared to other income (expense), net of $4.4 million for the three months ended March 31, 2021, for a decrease of $1.0 million, which was primarily attributable to a $1.3 million decrease in interest expense due to the adoption of ASU 2020-06, offset by a reduction of $0.3 million in sublease income.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2022, we had an accumulated deficit of $860.6 million.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Under our license agreement with Pulmokine, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through the three months ended March 31, 2022, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of March 31, 2022 we had cash, cash equivalents and marketable securities of $271.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
On February 12, 2019, we closed our IPO and the underwriters in the IPO purchased 19,837,500 shares of our common stock, including the full exercise of their option to purchase additional shares of common stock. The net proceeds from the IPO were $291.3 million, after deducting underwriting discounts and commissions and estimated offering costs. In connection with the closing of the IPO, the outstanding shares of our convertible preferred stock were converted into shares of common stock at a ratio of 4.5-to-one.
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of March 31, 2022, no other tranches under the Credit Facility were available to be drawn.
On April 10, 2020, we filed a registration statement on Form S-3, or the 2020 Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on April 10, 2020.
On May 21, 2020, we issued $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027 in a registered public offering. The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year commencing on December 1, 2020. The total net proceeds from the 2027 Notes, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. Concurrent with the registered underwritten public offering of the 2027 Notes, we completed an underwritten public offering of 9,433,963 shares of our common stock. We received net proceeds of $117.1 million, after deducting underwriting discounts and commissions and other offering costs. Our concurrent offerings of 2027 Notes and common stock were registered pursuant to the 2020 Shelf Registration Statement.

On March 3, 2022, we filed a registration statement on Form S-3 covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on March 3, 2022.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
The following table shows a summary of our cash flows for each of the three months ended March 31, 2022 and 2021, respectively:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(53,483)	$(58,896)
Net cash provided by investing activities	8,420	11,968
Net cash provided by financing activities	721	774
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(154)	(242)
Net decrease in cash, cash equivalents and restricted cash	$(44,496)	$(46,396)
Operating activities
During the three months ended March 31, 2022, operating activities used approximately $53.5 million of cash, primarily resulting from a net loss of $57.8 million and changes in accrued compensation and benefits of $5.8 million, reduced by stock-based compensation expense of $11.0 million.
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
Investing activities
During the three months ended March 31, 2022, investing activities provided approximately $8.4 million of cash, primarily resulting from the maturities of marketable securities of $46.0 million, offset by the purchases of marketable securities of $37.4 million.
During the three months ended March 31, 2021, investing activities provided approximately $12.0 million of cash, primarily resulting from the maturities of marketable securities of $12.8 million.
Financing activities
During the three months ended March 31, 2022, financing activities provided $0.7 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP and proceeds from the exercise of stock options.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We discuss certain legal proceedings in Part I of this Quarterly Report on Form 10-Q under the caption “Item 1. Condensed Consolidated Financial Statements (unaudited),” in Note 9 to our Unaudited Condensed Consolidated Financial Statements, which is captioned “Commitments and Contingencies,” under the sub-caption “Litigation,” and refer you to that discussion, which is incorporated herein by reference to that Note 9, for important information concerning those legal proceedings, including the basis for such actions and, where known, the relief sought.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.
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
As of March 31, 2022, we have used all of the proceeds from our IPO for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed by us with the SEC on February 8, 2019.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
Following our announcement that our GB004 SHIFT-UC clinical trial did not meet its primary and secondary endpoints and our subsequent discontinuation of GB004 development, we notified Aadi on April 25, 2022 of our intent to terminate the license agreement between GB004, Inc. and Aadi dated June 24, 2018, as amended. The termination of the license agreement will take effect on July 24, 2022.
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

GOSSAMER BIO, INC.

Date:	May 10, 2022	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)