Form 10-Q
period 2022-06-30
Gossamer Bio, Inc.
filed 2022-08-09
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of August 5, 2022, the registrant had 93,954,047 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$94,316	$183,403
Marketable securities	127,845	141,815
Restricted cash	—	64
Prepaid expenses and other current assets	10,521	6,498
Total current assets	232,682	331,780
Property and equipment, net	4,686	5,320
Operating lease right-of-use assets	7,222	5,477
Other assets	1,254	1,080
Total assets	$245,844	$343,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,908	$3,244
Accrued research and development expenses	14,270	16,205
Accrued expenses and other current liabilities	26,230	20,410
Total current liabilities	44,408	39,859
Long-term convertible senior notes	195,286	150,038
Long-term debt	17,645	29,079
Operating lease liabilities - long-term	4,966	3,218
Total liabilities	262,305	222,194
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 77,122,798 shares issued and 76,736,225 shares outstanding as of June 30, 2022, and 76,470,588 shares issued and 75,752,664 shares outstanding as of December 31, 2021	8	8
Additional paid-in capital	901,141	932,944
Accumulated deficit	(917,096)	(811,534)
Accumulated other comprehensive (loss) income	(514)	45
Total stockholders' equity (deficit)	(16,461)	121,463
Total liabilities and stockholders' equity	$245,844	$343,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$42,580	$44,318	$84,902	$86,145
In process research and development	15	15	35	45
General and administrative	11,277	11,263	23,278	22,609
Total operating expenses	53,872	55,596	108,215	108,799
Loss from operations	(53,872)	(55,596)	(108,215)	(108,799)
Other income (expense)
Interest income	300	141	524	334
Interest expense	(3,481)	(4,834)	(6,948)	(9,614)
Other income	587	457	388	606
Total other expense, net	(2,594)	(4,236)	(6,036)	(8,674)
Net loss	$(56,466)	$(59,832)	$(114,251)	$(117,473)
Other comprehensive income (loss):
Foreign currency translation	(138)	162	(146)	(210)
Unrealized loss on marketable securities	(36)	(46)	(413)	(115)
Other comprehensive income (loss)	(174)	116	(559)	(325)
Comprehensive loss	(56,640)	(59,716)	(114,810)	(117,798)
Net loss per share, basic and diluted	$(0.74)	$(0.80)	$(1.50)	$(1.58)
Weighted average common shares outstanding, basic and diluted	76,668,162	74,672,882	76,283,564	74,384,805
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle (See Note 2)	—	—	(53,527)	8,689	—	(44,838)
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	39,525	—	126	—	—	126
Stock-based compensation	—	—	10,983	—	—	10,983
Issuance of common stock pursuant to Employee Stock Purchase Plan	77,496	—	595	—	—	595
Issuance of common stock for restricted stock units vested	518,577	—	—	—	—	—
Net loss	—	—	—	(57,785)	—	(57,785)
Other comprehensive loss	—	—	—	—	(385)	(385)
Balance as of March 31, 2022	76,553,937	$8	$891,121	$(860,630)	$(340)	$30,159
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	8,005	—	21	—	—	21
Stock-based compensation	—	—	9,999	—	—	9,999
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(56,466)	—	(56,466)
Other comprehensive loss	—	—	—	—	(174)	(174)
Balance as of June 30, 2022	76,736,224	$8	$901,141	$(917,096)	$(514)	$(16,461)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2020	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	238,962	—	—	—	—	—
Exercise of stock options	5,721	—	15	—	—	15
Stock-based compensation	—	—	8,708	—	—	8,708
Issuance of common stock pursuant to Employee Stock Purchase Plan	95,004	—	759	—	—	759
Issuance of common stock for restricted stock units vested	278,559	—	—	—	—	—
Net loss	—	—	—	(57,641)	—	(57,641)
Other comprehensive loss	—	—	—	—	(441)	(441)
Balance as of March 31, 2021	74,493,150	$8	$907,089	$(635,171)	$158	$272,084
Vesting of restricted stock	231,710	—	—	—	—	—
Exercise of stock options	103,922	—	271	—	—	271
Stock-based compensation	—	—	8,054	—	—	8,054
Issuance of common stock for restricted stock units vested	6,170	—	—	—	—	—
Net loss	—	—	—	(59,832)	—	(59,832)
Other comprehensive income	—	—	—	—	116	116
Balance as of June 30, 2021	74,834,952	$8	$915,414	$(695,003)	$274	$220,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(114,251)	$(117,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	912	842
Stock-based compensation expense	20,982	16,762
In process research and development expenses	35	45
Amortization of operating lease right-of-use assets	1,284	1,729
Amortization of long-term debt discount and issuance costs	591	3,284
Amortization of premium on marketable securities, net of accretion of discounts	145	115
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,023)	(1,373)
Other assets	(174)	(43)
Operating lease liabilities	(1,350)	(1,778)
Accounts payable	1,204	(6,631)
Accrued expenses	(2,531)	(342)
Accrued research and development expenses	(1,935)	2,775
Accrued compensation and benefits	(3,186)	(4,258)
Accrued interest expense	(8)	—
Net cash used in operating activities	(102,305)	(106,346)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(35)	(45)
Purchase of marketable securities	(72,589)	(49,923)
Maturities of marketable securities	86,000	12,800
Purchase of property and equipment	(277)	(940)
Net cash provided by (used in) investing activities	13,099	(38,108)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	595	759
Proceeds from the exercise of stock options	147	286
Net cash provided by financing activities	742	1,045
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(687)	(192)
Net decrease in cash, cash equivalents and restricted cash	(89,151)	(143,601)
Cash, cash equivalents and restricted cash, at the beginning of the period	183,467	486,620
Cash, cash equivalents and restricted cash, at the end of the period	$94,316	$343,019

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,365	$6,365

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$3,029	$—
Change in unrealized loss on marketable securities, net	$(413)	$(115)
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of June 30, 2022, the Company had an accumulated deficit of $917.1 million. From the Company’s inception through June 30, 2022, the Company has funded its operations primarily through equity and debt financings. The Company raised $942.0 million from October 2017 through June 30, 2022 through Series A and Series B convertible preferred stock financings, a convertible note financing, its initial public offering, or IPO, its Credit Facility (as defined in Note 5 below), concurrent underwritten public offerings of its 2027 Notes (as defined in Note 5 below), and common stock in May 2020. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
On July 15, 2022, the Company completed a private placement of 16,649,365 shares of the Company’s common stock at a purchase price of $7.21 per share. The aggregate gross proceeds for the private placement was approximately $120.0 million, before deducting offering expenses.
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
COVID-19
The COVID-19 pandemic has caused significant business disruption around the globe. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic worldwide and the impact on the Company’s clinical trials, employees and vendors. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, the Company is conducting business as usual. The Company will continue to actively monitor the evolving situation related to COVID-19 and may take further actions that alter its operations, including those that may be required by federal, state or local authorities, or that the Company determines are in the best interests of its employees and other third parties with whom the Company does business. At this point, the degree to which COVID-19, including new variants of the virus that causes COVID-19, may continue to impact the Company’s financial condition or results of operations remains uncertain. A prolonged pandemic could have a material and adverse impact on the financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical trials and other efforts required to advance the development of its product candidates and raise additional capital. For example, certain sites temporarily closed enrollment in the Company's Phase 2 clinical trial in pulmonary arterial hypertension ("PAH") in 2020 as a result of the COVID-19 pandemic and related staffing shortages at sites and key vendors. In addition, due to the challenges of enrolling patients worldwide posed by the COVID-19 pandemic and related staffing shortages at sites and key vendors, the Company previously experienced delays in enrollment of patients in its Phase 2 clinical trial of seralutinib, also known as GB002, in PAH.

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of June 30,
	2022	2021
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	13,183,909	10,435,930
Non-vested shares under restricted stock grants	2,103,757	3,385,821
Total potentially dilutive securities	27,609,566	26,143,651
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2022	December 31, 2021
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	130	130
Lab equipment	2-5	5,965	5,688
Leasehold improvements	6-7	2,562	2,562
Total property and equipment		9,877	9,600
Less: accumulated depreciation		5,191	4,280
Property and equipment, net		$4,686	$5,320
For the three months ended June 30, 2022 and 2021 the Company recorded approximately $0.5 million and $0.4 million, respectively, in depreciation expense, and for the six months ended June 30, 2022 and 2021, the Company recorded approximately $0.9 million and $0.8 million, respectively, in depreciation expense, in each case, which is included in general and administrative expense and research and development expense on the consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2022	December 31, 2021
Accrued compensation and benefits	$8,730	$11,916
Operating lease liabilities	2,833	2,902
Debt, current	11,613	—
Accrued consulting fees	992	956
Accrued interest	1,058	1,066
Accrued legal fees	261	202
Accrued litigation liability	—	2,375
Accrued accounting fees	204	154
Accrued other	539	839
Total accrued expenses	$26,230	$20,410

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2022
Money market funds	$44,606	$44,606	$—	$—
U.S. Treasury and agency securities	20,276	20,276	—	—
Commercial paper	84,550	—	84,550	—
Corporate debt securities	37,006	—	37,006	—
As of December 31, 2021
Money market funds	$139,794	$139,794	$—	$—
Commercial paper	113,939	—	113,939	—
Corporate debt securities	37,873	—	37,873	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of June 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, which include cash, restricted cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short maturities.
Interest receivable as of June 30, 2022 and December 31, 2021, was $0.2 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of June 30, 2022 and December 31, 2021, the fair value of the Company’s 2027 Notes was $140.3 million and $190.5 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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
The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of June 30, 2022
U.S. Treasury and agency securities	$20,336	$—	$(60)	$20,276
Corporate debt securities	$37,158	$—	$(152)	$37,006
Commercial paper	$70,812	$—	$(249)	$70,563
Total marketable securities	$128,306	$—	$(461)	$127,845
As of December 31, 2021
Corporate debt securities	$37,921	$—	$(48)	$37,873
Commercial paper	$103,942	$—	$—	$103,942
Total marketable securities	$141,863	$—	$(48)	$141,815
As of June 30, 2022 and December 31, 2021, the Company classified $21.0 million and $10.0 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of June 30, 2022 and December 31, 2021, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of June 30, 2022, were as follows (in thousands):

Estimated Fair Value
Less than one year	$127,845
Greater than one year	—
Total	$127,845
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company did not achieve the clinical development milestone required to access one of the $60.0 million tranches. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining tranche is available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestone, and no later than December 31, 2022. As of June 30, 2022, no tranches under the Credit Facility were available to be drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
Each term loan under the Credit Facility bears interest at an annual rate equal to the sum of (i) one-month LIBOR (customarily defined, with a change to prime rate if LIBOR funding becomes unlawful or impractical) plus (ii) 7.00%, subject to a LIBOR floor of 2.00%. The borrower is required to make interest-only payments on the term loan for all payment dates prior to July 1, 2022.  The term loans under the Credit Facility began amortizing on July 1, 2022, with equal monthly payments of principal plus interest being made by the Company to the Lenders in consecutive monthly installments following such interest-only period until the Credit Facility matures on January 1, 2025. Upon final repayment of the term loans, the borrower must pay an exit fee of 1.75% of the amount borrowed under the Credit Facility, less any partial exit fees previously paid. Upon partial prepayment of a portion of the term loans, the borrower must pay a partial exit fee of 1.75% of the principal being prepaid. At the borrower’s option, the borrower may prepay the outstanding principal balance of the term loan in whole or in part, subject to a prepayment fee of 3.00% of any amount prepaid if the prepayment occurs through and including the first anniversary of the second amendment effective date, 2.00% of the amount prepaid if the prepayment occurs after the first anniversary of the second amendment effective date through and including the second anniversary of the second amendment effective date, and 1.00% of any amount prepaid after the second anniversary of the second amendment effective date and prior to January 1, 2025.
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of June 30, 2022, the Company was in compliance with these covenants.
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

Debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Debt, current portion	$11,613	$—
Debt, non-current portion	18,387	30,000
Total debt	30,000	30,000
Less: unamortized debt discount and issuance costs	(742)	(921)
Debt, net	$29,258	$29,079

The scheduled future minimum principal payments are as follows (in thousands):

June 30, 2022
2022 (remaining 6 months)	$5,806
2023	11,613
2024	11,613
2025	968
Total	$30,000
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of June 30, 2022, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of June 30, 2022, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$200,000	$200,000
Unamortized debt discount	(4,417)	(49,716)
Unamortized debt issuance cost	(297)	(246)
Net carrying amount	$195,286	$150,038
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	June 30, 2022	December 31, 2021
Debt discount related to the value of conversion option	$—	$53,635
Debt issuance cost	—	(109)
Net carrying amount	$—	$53,526
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$2,500	$2,472	$5,000	$4,972
Amortization of debt discount	194	1,589	386	3,107
Amortization of debt issuance cost	13	8	26	16
Total interest expense related to the 2027 Notes	$2,707	$4,069	$5,412	$8,095

Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2022.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all diseases or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib, which was paid in January 2021. As of June 30, 2022, no other milestones had been accrued as the underlying contingencies had not yet been met.
License from Aadi Biosciences, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc., now known as Aadi Biosciences, Inc. ("Aadi"), under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aadi to develop and commercialize GB004, and certain other related compounds for all applications. The Company made an upfront payment of $20.0 million in June 2018, which represented the purchase consideration for an asset acquisition. On May 11, 2020, the Company entered into an amendment to the license agreement with Aadi pursuant to which the Company made an upfront payment of $15.0 million to Aadi for a reduction in future milestone payments and royalties. Under the amended license agreement, the Company is obligated to make future approval milestone payments of up to $40.0 million and a sales milestone payment of $50.0 million. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from low- to mid-single digits, subject to certain customary reductions. Aadi retains its twenty percent (20.00%) participation right on a disposition of GB004. On July 24, 2022, the license agreement was terminated. As of June 30, 2022, no milestones had been accrued as the underlying contingencies had not yet been met.
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
During the six months ended June 30, 2022, no shares were forfeited due to termination of employment. During the year ended December 31, 2021, 25,383 shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of June 30, 2022 and December 31, 2021, 386,576 and 717,927 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 8 - Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2022, an aggregate of 4,959,662 shares of common stock were available for issuance under the 2019 Plan. As of June 30, 2022 and December 31, 2021 12,090,161 and 8,402,621 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the six months ended June 30, 2022, 77,496 shares were issued pursuant to the ESPP. As of June 30, 2022, an aggregate of 2,531,217 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the

2019 Plan, no additional equity awards can be made under the 2017 Plan. As of June 30, 2022 and December 31, 2021, 2,794,077 and 2,875,330 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of June 30, 2022, no shares of restricted stock awards granted under the 2017 plan were unvested.
Stock Options
The fair value of each employee and non-employee stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses its own volatility to the extent it has sufficient trading history, and for awards in which sufficient trading history is not available, a peer group is used. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
The following table summarizes stock option activity during the six months ended June 30, 2022:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2021	9,434,660	$12.24	7.4	$15,822
Options granted	4,359,235	$11.53
Options exercised	(47,530)	$3.08
Options forfeited/cancelled	(562,456)	$16.50
Outstanding as of June 30, 2022	13,183,909	$11.86	7.7	$6,900
Options vested and expected to vest as of June 30, 2022	13,183,909	$11.86	7.7	$6,900
Options exercisable as of June 30, 2022	5,924,728	$12.01	6.4	$6,506
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on June 30, 2022 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during six months ended June 30, 2022 and 2021 was $0.3 million and $0.7 million, respectively.
The weighted-average grant date fair value per share for the stock option grants during the six months ended June 30, 2022 and 2021 was $8.30 and $6.87, respectively.
The aggregate fair value of stock options that vested during the six months ended June 30, 2022 and 2021 was $18.4 million and $13.3 million, respectively.
Restricted Stock
The summary of the Company’s restricted stock activity during the six months ended June 30, 2022 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	2,561,219	$8.67
Granted	572,901	11.94
Vested	(913,535)	8.30
Forfeited	(116,828)	10.54
Nonvested at June 30, 2022	2,103,757	$9.62
At June 30, 2022, the total unrecognized compensation related to unvested restricted stock awards granted was $14.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.1 years.

Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$5,587	$4,644	$12,205	$10,086
General and administrative	4,412	3,410	8,777	6,676
Total stock-based compensation expense	$9,999	$8,054	$20,982	$16,762
As of June 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $53.7 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
As of June 30, 2022, the total unrecognized compensation expense related to the ESPP was $1.7 million, which the Company expects to recognize over a weighted-average period of approximately 1.0 years.
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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheets at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. The weighted average remaining lease term was 1.8 years.
Lease costs were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$779	$1,038	$1,540	$2,076
Short-term lease cost	10	12	20	21
Total lease cost	$789	$1,050	$1,560	$2,097
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2022 and 2021 was $0.8 million and $1.1 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2022 and 2021 was $1.9 million and $2.1 million, respectively.

Gross future minimum annual rental commitments as of June 30, 2022, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2022 (remaining 6 months)	$1,614
2023	3,319
2024	3,419
2025	144
Total undiscounted rent payments	$8,496

Present value discount	(697)
Present value of lease payments	$7,799
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	2,833
Noncurrent operating lease liabilities	4,966
Total operating lease liability	$7,799
For the three months ended June 30, 2022 and 2021 the Company recorded approximately $0.8 million and $1.1 million, respectively, in rent expense. For the six months ended June 30, 2022 and 2021, the Company recorded approximately $1.7 million and $2.2 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.
On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-DEB). The second amended complaint was filed on November 20, 2020. The complaint was filed on behalf of all investors who purchased the Company's securities pursuant to or traceable to the Company's February 8, 2019 IPO. The complaint alleged that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff sought damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The Company moved to dismiss the complaint on January 19, 2021. On April 19, 2021, the Court granted the Company's motion to dismiss in substantial part without leave to amend, and denied the motion to dismiss as to single claim. On October 29, 2021, the parties informed the Court that they had reached a settlement in principle, and the Court vacated all deadlines. The parties entered a settlement agreement on February 1, 2022. Pursuant to the agreement, the Company paid approximately $2.4 million, in exchange for customary releases and settlement terms. The lead plaintiff filed a motion for preliminary approval of the settlement and authorization of dissemination of notice to the class on February 2, 2022. The Court entered an order preliminarily approving the settlement on March 14, 2022, and the final settlement approval hearing is now scheduled for September 30, 2022. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $2.4 million litigation charge related to this matter for the year ended December 31, 2021, which was included as a component of accrued expenses and other current liabilities on the Consolidated Balance Sheet for the year ended December 31, 2021.
Note 10 - Subsequent Events
On July 15, 2022, the Company completed a private placement of 16,649,365 shares of the Company’s common stock at a purchase price of $7.21 per share. The aggregate gross proceeds for the private placement was approximately $120.0 million, before deducting offering expenses.

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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. We are developing seralutinib for the treatment of pulmonary arterial hypertension, or PAH. In the second quarter of 2022, we completed patient enrollment in our ongoing Phase 2 TORREY Study of seralutinib in PAH. We expect topline results from this clinical trial in the fourth quarter of 2022. Pending the outcomes of the topline results from the ongoing Phase 2 TORREY Study, we expect to initiate a registrational Phase 3 program in PAH in the third quarter of 2023. We are developing GB5121 for the treatment of relapsed / refractory primary CNS lymphoma, or PCNSL, and we commenced enrolling healthy volunteers in a Phase 1 clinical trial in November 2021. We commenced the Phase 1b/2 STAR CNS Study in relapsed / refractory PCNSL and other rare CNS malignancies in the second quarter of 2022. We expect to release results from these open-label GB5121 clinical trials at relevant medical conferences as data become available. We are developing GB7208 for the treatment of multiple sclerosis. GB7208 is currently undergoing preclinical testing. Pending the outcomes of our ongoing GB7208 preclinical work and the seralutinib TORREY Phase 2 topline results, we expect to initiate a Phase 1 clinical trial in healthy volunteers in the first half of 2023. We also have multiple preclinical programs at various stages of development in the therapeutic areas of immunology, inflammation and oncology. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $942.0 million from October 2017 through June 30, 2022 through Series A and B convertible preferred stock financings, a convertible note financing, our IPO completed in February 2019, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 5.00% convertible Notes due 2027, and our common stock in May 2020. As of June 30, 2022, we had $222.2 million in cash, cash equivalents and marketable securities. On July 15, 2022, we completed a private placement of 16,649,365 shares of our common stock at a purchase price of $7.21 per share. The aggregate gross proceeds for the private placement was approximately $120.0 million, before deducting offering expenses.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended June 30, 2022 and 2021, our net loss was $56.5 million and $59.8 million, respectively. For the six months ended June 30, 2022 and 2021, our net loss was $114.3 million and $117.5 million, respectively. As of June 30, 2022, we had an accumulated deficit of $917.1 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites and continue to assess any impacts of the ongoing COVID-19 global pandemic on our drug manufacturing, nonclinical activities, clinical trials, expected timelines and costs on an ongoing basis. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions and related staffing shortages at sites and key vendors have delayed, such as the temporary closure of enrollment in 2020 at certain sites in our ongoing Phase 2 trial for seralutinib in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for some of our current and future clinical trials. In light of recent developments relating to the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines, which could have a material adverse effect on our business, results of operations and financial condition. We will continue to evaluate the impact of the COVID-19 pandemic on our business.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the six months ended June 30, 2022, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 3, 2022.
Results of Operations – Comparison of the Three and Six Months Ended June 30, 2022 and 2021
The following table sets forth our selected statements of operations data for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,		2022 vs 2021
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$42,580	$44,318	$(1,738)
In process research and development	15	15	—
General and administrative	11,277	11,263	14
Total operating expenses	53,872	55,596	(1,724)
Loss from operations	(53,872)	(55,596)	1,724
Other income (expense)
Interest income	300	141	159
Interest expense	(3,481)	(4,834)	1,353
Other income	587	457	130
Total other expense, net	(2,594)	(4,236)	1,642
Net loss	$(56,466)	$(59,832)	$3,366
The following table sets forth our selected statements of operations data for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,		2022 vs 2021
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$84,902	$86,145	$(1,243)
In process research and development	35	45	(10)
General and administrative	23,278	22,609	669
Total operating expenses	108,215	108,799	(584)
Loss from operations	(108,215)	(108,799)	584
Other income (expense)
Interest income	524	334	190
Interest expense	(6,948)	(9,614)	2,666
Other income	388	606	(218)
Total other expense, net	(6,036)	(8,674)	2,638
Net loss	$(114,251)	$(117,473)	$3,222
Operating Expenses
Research and development
Research and development expenses were $42.6 million for the three months ended June 30, 2022, compared to $44.3 million for the three months ended June 30, 2021, for a decrease of $1.7 million, which was primarily attributable to a decrease of $4.6 million of costs associated with preclinical studies and clinical trials for GB004, a decrease of $1.9 million of costs associated with preclinical studies for other discontinued programs, and a decrease of $4.2 million of costs associated with preclinical studies and clinical trials for other programs, offset by an increase of $1.7 million of costs associated with preclinical studies and clinical trials for seralutinib, and an increase of $7.3 million of costs associated with preclinical studies and clinical trials for GB5121.
Research and development expenses were $84.9 million for the six months ended June 30, 2022, compared to $86.1 million for the six months ended June 30, 2021, for a decrease of $1.2 million, which was primarily attributable to a decrease of $2.4 million of costs associated with preclinical studies and clinical trials for GB004, a decrease of $5.2 million of costs associated with preclinical studies for other discontinued programs, and a decrease of $9.5 million of costs associated with preclinical studies and clinical trials for other programs, offset by an increase of $3.2 million of costs associated with preclinical studies and clinical trials for seralutinib, and an increase of $12.7 million of costs associated with preclinical studies and clinical trials for GB5121.
The following table shows our research and development expenses by program for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Seralutinib	$13,317	$11,646	$25,471	$22,313
GB5121	14,024	6,703	23,536	10,791
GB004	5,771	10,386	16,777	19,244
Other terminated programs	1,062	2,970	1,900	7,070
Other programs	8,406	12,613	17,218	26,727
Total research and development	$42,580	$44,318	$84,902	$86,145
In process research and development
There were no significant IPR&D expenses for the three and six months ended June 30, 2022 and 2021.
General and administrative
General and administrative expenses were $11.3 million for the three months ended June 30, 2022 and June 30, 2021. There was no significant change in general and administrative expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
General and administrative expenses were $23.3 million for the six months ended June 30, 2022, compared to $22.6 million for the six months ended June 30, 2021, for an increase of $0.7 million, which was primarily attributable to a $1.4 million increase in costs related to personnel, offset by a decrease of $0.7 million in general legal costs.
Other expense, net
Other expense, net was $2.6 million for the three months ended June 30, 2022, compared to other expense, net of $4.2 million for the three months ended June 30, 2021, for a decrease of $1.6 million, which was primarily attributable to a decrease in interest expense due to the adoption of ASU 2020-06.
Other expense, net was $6.0 million for the six months ended June 30, 2022, compared to other expense, net of $8.7 million for the six months ended June 30, 2021, for a decrease of $2.6 million, which was primarily attributable to a decrease in interest expense due to the adoption of ASU 2020-06.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2022, we had an accumulated deficit of $917.1 million.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.
Under our license agreement with Pulmokine, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of June 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.

From our inception through June 30, 2022, our operations have been financed primarily by gross proceeds of $942.0 million from the sale of our convertible preferred stock, convertible promissory note, proceeds from our IPO, proceeds from our Credit Facility, and proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock. As of June 30, 2022 we had cash, cash equivalents and marketable securities of $222.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of June 30, 2022, no tranches under the Credit Facility were available to be drawn.
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
On July 15, 2022, we executed a stock purchase agreement for the private placement of 16,649,365 shares of our common stock. The aggregate gross proceeds for the private placement were approximately $120.0 million, before deducting offering expenses.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
The following table shows a summary of our cash flows for each of the six months ended June 30, 2022 and 2021, respectively:

	Six months ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(102,305)	$(106,346)
Net cash provided by (used in) investing activities	13,099	(38,108)
Net cash provided by financing activities	742	1,045
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(687)	(192)
Net decrease in cash, cash equivalents and restricted cash	$(89,151)	$(143,601)

Operating activities
During the six months ended June 30, 2022, operating activities used approximately $102.3 million of cash, primarily resulting from a net loss of $114.3 million and change in accrued compensation and benefits of $3.2 million, prepaid expenses and other current assets of $4.0 million and accrued research and development expenses of $1.9 million, reduced by stock-based compensation expense of $21.0 million.
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
Investing activities
During the six months ended June 30, 2022, investing activities provided approximately $13.1 million of cash, primarily resulting from the purchases of marketable securities of $72.6 million, offset by the maturities of marketable securities of $86.0 million.
During the six months ended June 30, 2021, investing activities used approximately $38.1 million of cash, primarily resulting from the purchases of marketable securities of $49.9 million, offset by the maturities of marketable securities of $12.8 million.
Financing activities
During the six months ended June 30, 2022, financing activities provided $0.7 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP and proceeds from the exercise of stock options.
During the six months ended June 30, 2021, financing activities provided $1.0 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP and proceeds from the exercise of stock options.
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, and access to our Credit Facility, will be sufficient to fund our operations into the second quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
10.1	Second Amendment to Sublease Agreement, dated June 1, 2022, by and between The Medicines Company and the Registrant.				X
10.2	Stock Purchase Agreement, dated July 12, 2022, by and among the Company and the Purchasers named therein.	8-K	7/13/2022	10.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	August 9, 2022	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)