Form 10-Q
period 2022-09-30
Gossamer Bio, Inc.
filed 2022-11-03
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of October 31, 2022, the registrant had 94,476,801 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except share and par value amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$153,477	$183,403
Marketable securities	150,906	141,815
Restricted cash	—	64
Prepaid expenses and other current assets	7,649	6,498
Total current assets	312,032	331,780
Property and equipment, net	4,305	5,320
Operating lease right-of-use assets	6,572	5,477
Other assets	629	1,080
Total assets	$323,538	$343,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$363	$3,244
Accrued research and development expenses	20,746	16,205
Accrued expenses and other current liabilities	31,536	20,410
Total current liabilities	52,645	39,859
Long-term convertible senior notes	195,496	150,038
Long-term debt, net of current portion	14,834	29,079
Operating lease liabilities - long-term	4,212	3,218
Total liabilities	267,187	222,194
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 94,135,098 shares issued and 93,914,200 shares outstanding as of September 30, 2022, and 76,470,588 shares issued and 75,752,664 shares outstanding as of December 31, 2021	10	8
Additional paid-in capital	1,033,385	932,944
Accumulated deficit	(976,459)	(811,534)
Accumulated other comprehensive (loss) income	(585)	45
Total stockholders' equity	56,351	121,463
Total liabilities and stockholders' equity	$323,538	$343,657
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$44,509	$43,190	$129,411	$129,335
In process research and development	15	15	50	60
General and administrative	11,497	12,459	34,775	35,068
Total operating expenses	56,021	55,664	164,236	164,463
Loss from operations	(56,021)	(55,664)	(164,236)	(164,463)
Other expense
Interest income	465	191	989	525
Interest expense	(3,475)	(4,889)	(10,423)	(14,503)
Other income (expense), net	(332)	115	56	721
Total other expense, net	(3,342)	(4,583)	(9,378)	(13,257)
Net loss	$(59,363)	$(60,247)	$(173,614)	$(177,720)
Other comprehensive income (loss):
Foreign currency translation	(173)	(64)	(319)	(274)
Unrealized gain (loss) on marketable securities	102	(73)	(311)	(188)
Other comprehensive income (loss)	(71)	(137)	(630)	(462)
Comprehensive loss	(59,434)	(60,384)	(174,244)	(178,182)
Net loss per share, basic and diluted	$(0.65)	$(0.80)	$(2.14)	$(2.38)
Weighted average common shares outstanding, basic and diluted	91,181,427	75,001,510	81,304,089	74,592,632
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle (See Note 2)	—	—	(53,527)	8,689	—	(44,838)
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	39,525	—	126	—	—	126
Stock-based compensation	—	—	10,983	—	—	10,983
Issuance of common stock pursuant to Employee Stock Purchase Plan	77,496	—	595	—	—	595
Issuance of common stock for restricted stock units vested	518,577	—	—	—	—	—
Net loss	—	—	—	(57,785)	—	(57,785)
Other comprehensive loss	—	—	—	—	(385)	(385)
Balance as of March 31, 2022	76,553,937	$8	$891,121	$(860,630)	$(340)	$30,159
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	8,005	—	21	—	—	21
Stock-based compensation	—	—	9,999	—	—	9,999
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(56,466)	—	(56,466)
Other comprehensive loss	—	—	—	—	(174)	(174)
Balance as of June 30, 2022	76,736,224	$8	$901,141	$(917,096)	$(514)	$(16,461)
Issuance of common stock in connection with a private offering, net of offering costs of $184	16,649,365	2	119,926	—	—	119,928
Vesting of restricted stock	165,676	—	—	—	—	—
Exercise of stock options	219,573	—	1,576	—	—	1,576
Stock-based compensation	—	—	10,122	—	—	10,122
Issuance of common stock pursuant to Employee Stock Purchase Plan	80,362	—	620	—	—	620
Issuance of common stock for restricted stock units vested	63,000	—	—	—	—	—
Net loss	—	—	—	(59,363)	—	(59,363)
Other comprehensive loss	—	—	—	—	(71)	(71)
Balance as of September 30, 2022	93,914,200	$10	$1,033,385	$(976,459)	$(585)	$56,351

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2020	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	238,962	—	—	—	—	—
Exercise of stock options	5,721	—	15	—	—	15
Stock-based compensation	—	—	8,708	—	—	8,708
Issuance of common stock pursuant to Employee Stock Purchase Plan	95,004	—	759	—	—	759
Issuance of common stock for restricted stock units vested	278,559	—	—	—	—	—
Net loss	—	—	—	(57,641)	—	(57,641)
Other comprehensive loss	—	—	—	—	(441)	(441)
Balance as of March 31, 2021	74,493,150	$8	$907,089	$(635,171)	$158	$272,084
Vesting of restricted stock	231,710	—	—	—	—	—
Exercise of stock options	103,922	—	271	—	—	271
Stock-based compensation	—	—	8,054	—	—	8,054
Issuance of common stock for restricted stock units vested	6,170	—	—	—	—	—
Net loss	—	—	—	(59,832)	—	(59,832)
Other comprehensive income	—	—	—	—	116	116
Balance as of June 30, 2021	74,834,952	$8	$915,414	$(695,003)	$274	$220,693
Vesting of restricted stock	228,084	—	—	—	—	—
Exercise of stock options	171,252	—	1,357	—	—	1,357
Stock-based compensation	—	—	7,587	—	—	7,587
Issuance of common stock pursuant to Employee Stock Purchase Plan	65,786	—	556	—	—	556
Net loss	—	—	—	(60,247)	—	(60,247)
Other comprehensive loss	—	—	—	—	(137)	(137)
Balance as of September 30, 2021	75,300,074	$8	$924,914	$(755,250)	$137	$169,809
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(173,614)	$(177,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,372	1,292
Stock-based compensation expense	31,104	24,349
In process research and development expenses	50	60
Amortization of operating lease right-of-use assets	1,934	2,593
Amortization of long-term debt discount and issuance costs	893	4,983
Amortization of premium (discount) on marketable securities, net of accretion of discounts	(261)	186
Loss on disposal of property and equipment	—	84
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,151)	1,221
Other assets	451	(87)
Operating lease liabilities	(2,030)	(2,706)
Accounts payable	(2,098)	(6,808)
Accrued expenses	(1,561)	4,715
Accrued research and development expenses	4,541	3,375
Accrued compensation and benefits	(1,415)	(3,918)
Accrued interest expense	2,483	—
Net cash used in operating activities	(139,302)	(148,381)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(50)	(60)
Purchase of marketable securities	(160,641)	(143,897)
Maturities of marketable securities	151,500	17,550
Purchase of property and equipment	(308)	(1,463)
Net cash used in investing activities	(9,499)	(127,870)
Cash flows from financing activities
Proceeds from issuance of common stock in a private offering, net of offering costs	119,928	—
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	1,215	1,315
Proceeds from the exercise of stock options	1,723	1,643
Principal repayments of long-term debt	(2,903)	—
Net cash provided by financing activities	119,963	2,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,152)	211
Net decrease in cash, cash equivalents and restricted cash	(29,990)	(273,082)
Cash, cash equivalents and restricted cash, at the beginning of the period	183,467	486,620
Cash, cash equivalents and restricted cash, at the end of the period	$153,477	$213,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,042	$7,055

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$3,029	$—
Derecognition ROU lease assets obtained in exchange for operating lease liabilities	$—	$1,650
Change in unrealized gain (loss) on marketable securities, net	$(311)	$188
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$49	$—
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of September 30, 2022, the Company had an accumulated deficit of $976.5 million. From the Company’s inception through September 30, 2022, the Company has funded its operations primarily through equity and debt financings. The Company raised $1,062.1 million from October 2017 through September 30, 2022 through the sale of Series A and B convertible preferred stock, issuance of convertible notes, its initial public offering ("IPO"), the Credit Facility and 2027 Notes (as defined in Note 5 below), and issuances of common stock in May 2020 and July 2022. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will need to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next 12 months from the date these condensed consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of September 30,
	2022	2021
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	12,789,376	9,540,332
Non-vested shares under restricted stock grants	1,856,688	3,020,509
Total potentially dilutive securities	26,967,964	24,882,741
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2022	December 31, 2021
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	130	130
Lab equipment	2-5	6,044	5,688
Leasehold improvements	6-7	2,562	2,562
Total property and equipment		9,956	9,600
Less: accumulated depreciation		5,651	4,280
Property and equipment, net		$4,305	$5,320
For each of the three months ended September 30, 2022 and 2021 the Company recorded approximately $0.5 million in depreciation expense, and for the nine months ended September 30, 2022 and 2021, the Company recorded approximately $1.4 million and $1.3 million, respectively, in depreciation expense, in each case, which is included in general and administrative expense and research and development expense on the consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2022	December 31, 2021
Accrued compensation and benefits	$10,501	$11,916
Operating lease liabilities	2,907	2,902
Debt, current	11,613	—
Accrued consulting fees	1,433	956
Accrued interest	3,549	1,066
Accrued legal fees	251	202
Accrued litigation liability	—	2,375
Accrued accounting fees	429	154
Accrued other	853	839
Total accrued expenses and other current liabilities	$31,536	$20,410

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2022
Money market funds	$81,850	$81,850	$—	$—
U.S. Treasury and agency securities	58,883	58,883	—	—
Commercial paper	119,603	—	119,603	—
Corporate debt securities	12,347	—	12,347	—
As of December 31, 2021
Money market funds	$139,794	$139,794	$—	$—
Commercial paper	113,939	—	113,939	—
Corporate debt securities	37,873	—	37,873	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s financial instruments, which include cash, restricted cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short maturities.
Interest receivable as of September 30, 2022 and December 31, 2021, was $0.1 million and $0.2 million, respectively, and is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of September 30, 2022 and December 31, 2021, the fair value of the Company’s 2027 Notes was $227.5 million and $190.5 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company's condensed consolidated statement of operations and comprehensive loss. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recover of their amortized cost basis.
The aggregate market value, cost basis, and gross unrealized losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of September 30, 2022
U.S. Treasury and agency securities	$41,494	$—	$(79)	$41,415
Corporate debt securities	12,426	—	(79)	12,347
Commercial paper	97,345	—	(201)	97,144
Total marketable securities	$151,265	$—	$(359)	$150,906
As of December 31, 2021
Corporate debt securities	$37,921	$—	$(48)	$37,873
Commercial paper	103,942	—	—	103,942
Total marketable securities	$141,863	$—	$(48)	$141,815
As of September 30, 2022 and December 31, 2021, the Company classified $39.9 million and $10.0 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2022 and December 31, 2021, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of September 30, 2022, were as follows (in thousands):

Estimated Fair Value
Less than one year	$150,906
Greater than one year	—
Total	$150,906
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company did not achieve the clinical development milestone required to access one of the $60.0 million tranches. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB006, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The remaining tranche is available no earlier than the satisfaction of the applicable funding conditions, including the applicable clinical development milestone, and no later than December 31, 2022. As of September 30, 2022, no tranches under the Credit Facility were available to be drawn. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of September 30, 2022, the Company was in compliance with these covenants.
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

Debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Debt, current portion	$11,613	$—
Debt, non-current portion	15,484	30,000
Total debt	27,097	30,000
Less: unamortized debt discount and issuance costs	(650)	(921)
Debt, net	$26,447	$29,079

The scheduled future minimum principal payments are as follows (in thousands):

September 30, 2022
2022 (remaining 3 months)	$2,903
2023	11,613
2024	11,613
2025	968
Total	$27,097
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of September 30, 2022, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of September 30, 2022, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$200,000	$200,000
Unamortized debt discount	(4,220)	(49,716)
Unamortized debt issuance cost	(284)	(246)
Net carrying amount	$195,496	$150,038
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	September 30, 2022	December 31, 2021
Debt discount related to the value of conversion option	$—	$53,635
Debt issuance cost	—	(109)
Net carrying amount	$—	$53,526
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$2,500	$2,500	$7,500	$7,472
Amortization of debt discount	197	1,606	582	4,713
Amortization of debt issuance cost	13	7	39	23
Total interest expense related to the 2027 Notes	$2,710	$4,113	$8,121	$12,208

Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all diseases or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib, which was paid in January 2021. As of September 30, 2022, no other milestones had been accrued as the underlying contingencies had not yet been met.
License from Aadi Biosciences, Inc. (GB004)
On June 24, 2018, the Company entered into a license agreement with Aerpio Pharmaceuticals, Inc., now known as Aadi Biosciences, Inc. ("Aadi"), under which the Company was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Aadi to develop and commercialize GB004, and certain other related compounds for all applications. On July 24, 2022, the license agreement was terminated. As of September 30, 2022, no milestones had been accrued as the underlying contingencies had not yet been met.
Note 7 - Stockholders’ Equity
Common Stock
Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Board.
Private Placement Financing
On July 15, 2022, we completed a private placement of 16,649,365 shares of our common stock at purchase price of $7.21 per share. The gross proceeds for the private placement were approximately $120.1 million, before deducting offering expenses. On August 9, 2022, we filed a registration statement on Form S-3 registering the shares of common stock issued in the private placement, which registration statement became automatically effective on August 9, 2022.

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
During the nine months ended September 30, 2022, no shares were forfeited due to termination of employment. During the year ended December 31, 2021, 25,383 shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of September 30, 2022 and December 31, 2021, 220,902 and 717,927 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 8 - Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2022, an aggregate of 5,189,165 shares of common stock were available for issuance under the 2019 Plan. As of September 30, 2022 and December 31, 2021, 11,810,964 and 8,402,621 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the nine months ended September 30, 2022, 157,858 shares were issued pursuant to the ESPP. As of September 30, 2022, an aggregate of 2,450,855 shares of common stock were available for issuance under the ESPP.

2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2022 and December 31, 2021, 2,614,198 and 2,875,330 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of September 30, 2022, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following table summarizes stock option activity during the nine months ended September 30, 2022:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2021	9,434,660	$12.24	7.4	$15,822
Options granted	4,447,720	$11.50
Options exercised	(269,103)	$6.40
Options forfeited/cancelled	(823,901)	$15.77
Outstanding as of September 30, 2022	12,789,376	$11.89	7.6	$19,765
Options vested and expected to vest as of September 30, 2022	12,789,376	$11.89	7.6	$19,765
Options exercisable as of September 30, 2022	6,115,757	$12.17	6.4	$14,169
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2022 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during nine months ended September 30, 2022 and 2021 was $1.5 million and $0.7 million, respectively.
The weighted-average grant date fair value per share for the stock option grants during the nine months ended September 30, 2022 and 2021 was $8.27 and $6.85, respectively.
The aggregate fair value of stock options that vested during the nine months ended September 30, 2022 and 2021 was $26.1 million and $17.3 million, respectively.
Restricted Stock
The summary of the Company’s restricted stock activity during the nine months ended September 30, 2022 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	2,561,219	$8.67
Granted	572,901	11.94
Vested	(1,087,210)	7.72
Forfeited	(190,222)	10.67
Nonvested at September 30, 2022	1,856,688	$10.04

At September 30, 2022, the total unrecognized compensation related to unvested restricted stock awards granted was $10.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$5,595	$4,349	$17,800	$14,435
General and administrative	4,527	3,238	13,304	9,914
Total stock-based compensation expense	$10,122	$7,587	$31,104	$24,349
As of September 30, 2022, the total unrecognized compensation related to unvested stock option awards granted was $46.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
As of September 30, 2022, the total unrecognized compensation expense related to the ESPP was $1.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.
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
Lease costs were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$778	$1,008	$2,318	$3,084
Short-term lease cost	12	13	32	34
Total lease cost	$790	$1,021	$2,350	$3,118
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2022 and 2021 was $0.5 million and $1.0 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2022 and 2021 was $2.4 million and $3.2 million, respectively.

Gross future minimum annual rental commitments as of September 30, 2022, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2022 (remaining 3 months)	$806
2023	3,319
2024	3,419
2025	144
Total undiscounted rent payments	$7,688

Present value discount	(569)
Present value of lease payments	$7,119
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	2,907
Noncurrent operating lease liabilities	4,212
Total operating lease liability	$7,119
For the three months ended September 30, 2022 and 2021 the Company recorded approximately $0.8 million and $1.1 million, respectively, in rent expense. For the nine months ended September 30, 2022 and 2021, the Company recorded approximately $2.5 million and $3.3 million, respectively, in rent expense.
Litigation
Kuhne vs. Gossamer Bio, Inc., et. al.
On April 3, 2020, Scott Kuhne, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors, and the underwriters of its IPO in the United States District Court for the Southern District of California (Case No. 3:20-cv-00649-DMS-DEB). The second amended complaint was filed on November 20, 2020. The complaint was filed on behalf of all investors who purchased the Company's securities pursuant to or traceable to the Company's February 8, 2019 IPO. The complaint alleged that the Company, certain of its executive officers and directors, and the underwriters of its IPO made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 11 and 15 of the Securities Act of 1933, as amended. The plaintiff sought damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. The Company moved to dismiss the complaint on January 19, 2021. On April 19, 2021, the Court granted the Company's motion to dismiss in substantial part without leave to amend, and denied the motion to dismiss as to a single claim. On October 29, 2021, the parties informed the Court that they had reached a settlement in principle, and the Court vacated all deadlines. The parties entered a settlement agreement on February 1, 2022. Pursuant to the agreement, the Company paid approximately $2.4 million, in exchange for customary releases and settlement terms. The Court entered an order preliminarily approving the settlement on March 14, 2022, and the final settlement approval hearing was held on September 30, 2022. The Court subsequently entered orders approving the lead plaintiff’s requested plan of allocation for the settlement fund and request for attorneys’ fees and reimbursement of litigation expenses. The Court entered a judgment approving the class action settlement on September 30, 2022. In accordance with the authoritative guidance on the evaluation of loss contingencies, the Company recorded a $2.4 million litigation charge related to this matter for the year ended December 31, 2021, which was included as a component of accrued expenses and other current liabilities on the Consolidated Balance Sheet for the year ended December 31, 2021.

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
Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. We are developing seralutinib for the treatment of pulmonary arterial hypertension, or PAH. In the second quarter of 2022, we completed patient enrollment in our ongoing Phase 2 TORREY Study of seralutinib in PAH. We expect topline results from this clinical trial in the fourth quarter of 2022. Pending the outcomes of the topline results from the ongoing Phase 2 TORREY Study, we expect to initiate a registrational Phase 3 program in PAH in the third quarter of 2023. We are developing GB5121 for the treatment of relapsed / refractory primary CNS lymphoma, or PCNSL, and we commenced enrolling healthy volunteers in a Phase 1 clinical trial in November 2021. We commenced the Phase 1b/2 STAR CNS Study in relapsed / refractory PCNSL and other rare CNS malignancies in the second quarter of 2022. We expect to release results from these open-label GB5121 clinical trials at relevant medical conferences as data become available. We are developing GB7208 for the treatment of multiple sclerosis. GB7208 is currently undergoing preclinical testing. Pending the outcomes of our ongoing GB7208 preclinical work and the seralutinib TORREY Phase 2 topline results, in the second half of 2023, we expect to file an Investigational New Drug, or IND, application with the U.S. Food and Drug Administration, or FDA, related to GB7208. We also have multiple preclinical programs at various stages of development in the therapeutic areas of immunology, inflammation and oncology. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and early clinical trials. We have funded our operations primarily through equity and debt financings. We raised $1,062.1 million from October 2017 through September 30, 2022 through the sale of Series A and B convertible preferred stock financings, issuance of convertible notes, proceeds from our IPO completed in February 2019, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 5.00% convertible senior notes due 2027, or the 2027 Notes, and our common stock in May 2020, and proceeds from a private placement of our common stock in July 2022. As of September 30, 2022, we had $304.4 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended September 30, 2022 and 2021, our net loss was $59.4 million and $60.2 million, respectively. For the nine months ended September 30, 2022 and 2021, our net loss was $173.6 million and $177.7 million, respectively. As of September 30, 2022, we had an accumulated deficit of $976.5 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the nine months ended September 30, 2022, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 3, 2022.
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
The following table sets forth our selected statements of operations data for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,		2022 vs 2021
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$44,509	$43,190	$1,319
In process research and development	15	15	—
General and administrative	11,497	12,459	(962)
Total operating expenses	56,021	55,664	357
Loss from operations	(56,021)	(55,664)	(357)
Other income (expense)
Interest income	465	191	274
Interest expense	(3,475)	(4,889)	1,414
Other income (expense), net	(332)	115	(447)
Total other expense, net	(3,342)	(4,583)	1,241
Net loss	$(59,363)	$(60,247)	$884
The following table sets forth our selected statements of operations data for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,		2022 vs 2021
	2022	2021	Change
	(in thousands)
Operating expenses:
Research and development	$129,411	$129,335	$76
In process research and development	50	60	(10)
General and administrative	34,775	35,068	(293)
Total operating expenses	164,236	164,463	(227)
Loss from operations	(164,236)	(164,463)	227
Other income (expense)
Interest income	989	525	464
Interest expense	(10,423)	(14,503)	4,080
Other income, net	56	721	(665)
Total other income (expense), net	(9,378)	(13,257)	3,879
Net loss	$(173,614)	$(177,720)	$4,106
Operating Expenses
Research and development
Research and development expenses were $44.5 million for the three months ended September 30, 2022, compared to $43.2 million for the three months ended September 30, 2021, for an increase of $1.3 million, which was primarily attributable to an increase of $5.5 million of costs associated with preclinical studies and clinical trials for seralutinib, and an increase of $6.6 million of costs associated with preclinical studies and clinical trials for GB5121, offset by a decrease of $7.8 million of costs associated with preclinical studies and clinical trials for GB004, a decrease of $1.8 million of costs associated with preclinical studies for other discontinued programs, and a decrease of $1.2 million of costs associated with preclinical studies and clinical trials for other programs.
Research and development expenses were $129.4 million for the nine months ended September 30, 2022, compared to $129.3 million for the nine months ended September 30, 2021, for an increase of $0.1 million, which was primarily attributable to an increase of $8.6 million of costs associated with preclinical studies and clinical trials for seralutinib, and an increase of $19.4 million of costs associated with preclinical studies and clinical trials for GB5121, offset by a decrease of $10.2 million of costs associated with preclinical studies and clinical trials for GB004, a decrease of $7.0 million of costs associated with preclinical studies for other discontinued programs, and a decrease of $10.7 million of costs associated with preclinical studies and clinical trials for other programs.
The following table shows our research and development expenses by program for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Seralutinib	$17,855	$12,382	$43,326	$34,695
GB5121	14,477	7,859	38,013	18,650
GB004	3,858	11,613	20,635	30,857
Other programs	7,873	9,044	25,091	35,771
Other terminated programs	446	2,292	2,346	9,362
Total research and development	$44,509	$43,190	$129,411	$129,335
In process research and development
There were no significant IPR&D expenses for the three and nine months ended September 30, 2022 and 2021.
General and administrative
General and administrative expenses were $11.5 million for the three months ended September 30, 2022, compared to $12.5 million for the three months ended September 30, 2021, for a decrease of $1.0 million, which was primarily attributable to a $2.6 million decrease in general legal costs as a result of the securities class action settlement accrual in 2021, offset by an increase of $1.3 million in costs related to personnel, and an increase of $0.4 million in costs related to professional services.
General and administrative expenses were $34.8 million for the nine months ended September 30, 2022, compared to $35.1 million for the nine months ended September 30, 2021, for a decrease of $0.3 million, which was primarily attributable to a $3.4 million decrease in general legal costs as a result of the securities class action settlement accrual in 2021, and a decrease of $0.6 million in insurance costs, offset by an increase of $3.4 million in costs related to personnel, and an increase of $0.5 million in other operating costs.
Other expense, net
Other expense, net was $3.3 million for the three months ended September 30, 2022, compared to other expense, net of $4.6 million for the three months ended September 30, 2021, for a decrease of $1.2 million, which was primarily attributable to a decrease in interest expense due to the adoption of ASU 2020-06.
Other expense, net was $9.4 million for the nine months ended September 30, 2022, compared to other expense, net of $13.3 million for the nine months ended September 30, 2021, for a decrease of $3.9 million, which was primarily attributable to a decrease in interest expense due to the adoption of ASU 2020-06.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2022, we had an accumulated deficit of $976.5 million.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

Under our license agreement with Pulmokine, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through September 30, 2022, our operations have been financed primarily by gross proceeds of $1,062.1 million from the sale of our convertible preferred stock, issuance of convertible notes, proceeds from our IPO, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock, and proceeds from our private placement of common stock. As of September 30, 2022 we had cash, cash equivalents and marketable securities of $304.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of September 30, 2022, no tranches under the Credit Facility were available to be drawn.
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
On July 15, 2022, we completed a private placement of 16,649,365 shares of our common stock. The aggregate gross proceeds for the private placement were approximately $120.1 million, before deducting offering expenses. On August 9, 2022, we filed a registration statement on Form S-3 registering the shares of common stock issued in the private placement, which registration statement became automatically effective on August 9, 2022.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q, which is incorporated herein by this reference.
The following table shows a summary of our cash flows for each of the nine months ended September 30, 2022 and 2021, respectively:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(139,302)	$(148,381)
Net cash used in investing activities	(9,499)	(127,870)
Net cash provided by financing activities	119,963	2,958
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,152)	211
Net decrease in cash, cash equivalents and restricted cash	$(29,990)	$(273,082)
Operating activities
During the nine months ended September 30, 2022, operating activities used approximately $139.3 million of cash, primarily resulting from a net loss of $173.6 million and changes in accounts payable of $2.1 million, reduced by stock-based compensation expense of $31.1 million, and accrued research and development expenses of $4.5 million.
During the nine months ended September 30, 2021, operating activities used approximately $148.4 million of cash, primarily resulting from a net loss of $177.7 million reduced by stock-based compensation expense of $24.3 million.
Investing activities
During the nine months ended September 30, 2022, investing activities used approximately $9.5 million of cash, primarily resulting from the purchases of marketable securities of $160.6 million, offset by the maturities of marketable securities of $151.5 million.
During the nine months ended September 30, 2021, investing activities used approximately $127.9 million of cash, primarily resulting from the purchases of marketable securities of $143.9 million, offset by the maturities of marketable securities of $17.6 million.
Financing activities
During the nine months ended September 30, 2022, financing activities provided $120.0 million of cash, primarily resulting from proceeds from the issuance of common stock in a private offering of $119.9 million, proceeds from the exercise of stock options of $1.7 million, and the purchase of shares pursuant to the ESPP of $1.2 million, reduced by the principal repayments of long-term debt of $2.9 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2022, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 3, 2022.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
10.1	Stock Purchase Agreement, dated July 12, 2022, by and among the Company and the Purchasers names therein.	8-K	7/13/2022	10.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	November 3, 2022	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)