Form 10-K
period 2022-12-31
Gossamer Bio, Inc.
filed 2023-03-17
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $541.3 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $8.37 per share.
As of March 10, 2023, the registrant had 94,984,560 shares of common stock ($0.0001 par value) outstanding.
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
We are pursuing product candidates with strong scientific rationale to address indications where there is both a high unmet need and an opportunity to develop best-in-class or first-in-class therapeutics. We currently have two clinical-stage product candidates, in addition to one late-stage preclinical product candidate.
The following table summarizes our current programs:
Seralutinib (PDGFR, CSF1R and c-KIT Inhibitor)
Seralutinib, also known as GB002, is an inhaled, small molecule, platelet-derived growth factor receptor, or PDGFR, colony-stimulating factor 1 receptor, or CSF1R, and c-KIT inhibitor in development for the treatment of pulmonary arterial hypertension, or PAH. In contrast to the three classes of marketed vasodilatory therapies for PAH, we believe that seralutinib has the potential to reverse pathological remodeling by addressing mechanisms that underlie PAH. Inhaled seralutinib, which is designed to act on both isoforms of the PDGFR, α and β, as well as the CSF1R and c-KIT pathways, inhibited and reversed cellular overgrowth in lung blood vessels in multiple animal PAH models. In December 2022, we announced positive topline results from the 24-week Phase 2 TORREY trial in 86 PAH patients. In this well-treated patient population, the seralutinib arm demonstrated a statistically significant improvement of 14.3% against the placebo arm in its primary efficacy endpoint, pulmonary vascular resistance, or PVR. Seralutinib has been generally well tolerated in all completed clinical trials. Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, patients were able to enroll into an open-label extension trial. We anticipate reporting results from this ongoing open-label extension trial in the middle of 2023. We expect to commence a registrational Phase 3 clinical trial in PAH in the second half of 2023. We in-licensed seralutinib from Pulmokine, Inc. in 2017 and retain worldwide rights. The United States Food and Drug Administration, or FDA, and the European Commission, or EC, have granted seralutinib orphan drug designation for the treatment of patients with PAH.
GB5121 (CNS-Penetrant BTK Inhibitor)
GB5121 is an oral, irreversible, covalent, small molecule inhibitor of Bruton’s Tyrosine Kinase, or BTK, in clinical development for the treatment of primary central nervous system lymphoma, or PCNSL. GB5121 was selected based on its central nervous system, or CNS, penetration and kinase selectivity. BTK is expressed in several immune cells including B cells and myeloid cells, where it mediates signaling downstream of multiple receptors. Inhibition of BTK results in the immediate blockade and down-regulation of several cellular activities that drive autoimmunity and inflammation. Active BTK signaling is also present in many B cell malignancies. BTK inhibitors are approved in the United States to treat oncology indications. In preclinical mouse models, GB5121 has demonstrated superior CNS penetration at studied doses when compared to selected BTK inhibitors. We believe the CNS penetration observed in these preclinical studies supports the development of GB5121 as a potential therapy for the treatment of hematologic malignancies in the CNS, including PCNSL. GB5121 is currently being evaluated in the Phase 1b/2 STAR CNS Study in relapsed / refractory PCNSL and other rare CNS malignancies. Based upon the benefit / risk profile observed to date and a prioritization of resources to support the seralutinib program, we have decided to pause enrollment in the Phase 1b/2 STAR CNS study. We plan to discuss available data with the study’s Data Review Committee to determine next steps. We expect to report data from this ongoing, open-label clinical trial at relevant medical conferences. GB5121 was internally developed and is wholly owned.
GB7208 (CNS-Penetrant BTK Inhibitor)
GB7208 is an oral, small molecule, BTK inhibitor in preclinical development for the treatment of multiple sclerosis, or MS. Like GB5121, GB7208 was selected based on its CNS penetration and kinase selectivity. Immune cells are believed to play an important role in the pathology of MS, and BTK inhibitors are in late-stage clinical development for the treatment of autoimmune indications, such as MS. In preclinical mouse models, GB7208 has demonstrated superior CNS penetration at studied doses, when compared to selected BTK inhibitors in development for autoimmune indications, including MS. GB7208 is currently undergoing preclinical testing. GB7208 was internally developed and is wholly owned.
Our Research Capabilities and Preclinical Programs
Including GB7208, we have multiple programs in preclinical development, with a focus on the therapeutic areas of immunology, inflammation and oncology, and we are currently evaluating the continued development of our multiple programs in preclinical development.
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
Bryan Giraudo, our Chief Financial Officer and Chief Operating Officer, has extensive biotechnology and medical technology finance experience, having previously served as Senior Managing Director at Leerink Partners and Managing Director at Merrill Lynch, Pierce, Fenner & Smith Incorporated. Richard Aranda, M.D., our Chief Medical Officer, is an experienced clinician and drug developer with previous experience at Bristol Myers Squibb Company, Novo-Nordisk, Inc., Receptos and Celegene Corporation. Laura Carter, Ph.D., our Chief Scientific Officer, has over 20 years of industry experience spanning target identification and validation activities through Phase 2 clinical trials in multiple therapeutic areas having previously held positions at Lycera Corporation, Medimmune, Array Biopharma and Wyeth. Christian Waage, our Executive Vice President, Technical Operations & Administration, has meaningful management biotechnology experience, having previously held various positions at Receptos, most recently as Managing Director after its acquisition by Celgene, and served at Ardea Biosciences, Inc. as Vice President, General Counsel. Caryn Peterson, our Executive Vice President, Regulatory Affairs, has considerable experience and regulatory expertise as a Managing Director of Development & Strategic Consulting Associates, as well as management positions leading regulatory affairs at Syndax Pharmaceuticals and FeRx Incorporated.
Our Strategy
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. Our goal is to be an industry leader in these therapeutic areas and to enhance and extend the lives of patients suffering from such diseases. Critical components of our business strategy include:

•Leverage the clinical development and commercialization expertise of our world-class team. Our executive management team and key scientific leaders have successfully discovered, developed and commercialized small molecule and biologic agents at both large and small biopharmaceutical companies. We plan to utilize this deep, broad set of expertise and experiences as we execute on our in-house discovery and development strategies, including our planned registrational Phase 3 clinical trial of seralutinib in PAH.
•Increase the impact of our product candidates by expanding development across multiple indications. We aim to focus our development efforts on product candidates that have the potential to treat multiple diseases and plan to develop them in additional indications where warranted. For example, we plan to develop seralutinib in both WHO Group 1 and WHO Group 3 pulmonary hypertension. We also continue to evaluate potential neurological conditions for our CNS-penetrant BTK inhibitors, GB5121 and GB7208.
•Engage in partnerships, collaborations, licensing deals or other transactions. Gossamer may seek to enter transactions to gain access to additional financial, clinical or commercial resources to support the development and commercialization of its product candidates.
Our Product Candidates
Seralutinib (PDGFR, CSF1R and c-KIT Inhibitor)
Seralutinib, also known as GB002, is an inhaled, small molecule, PDGFR, CSF1R, and c-KIT inhibitor in development for the treatment of PAH. In contrast to the three classes of marketed vasodilatory therapies for PAH, we believe that seralutinib has the potential to reverse pathological remodeling by addressing mechanisms that underlie PAH. Inhaled seralutinib, which is designed to act on both isoforms of the PDGFR, α and β, as well as the CSF1R and c-KIT pathways, inhibited and reversed cellular overgrowth in lung blood vessels in multiple animal PAH models. In December 2022, we announced positive topline results from the 24-week Phase 2 TORREY trial in 86 PAH patients. In this well-treated patient population, the seralutinib arm demonstrated a statistically significant improvement against the placebo arm in its primary efficacy endpoint, pulmonary vascular resistance, or PVR. Improvements in PVR favored the seralutinib arm across all pre-specified patient sub-groups. Seralutinib has been generally well tolerated in all completed clinical trials. Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, patients were able to enroll into an open-label extension trial. We anticipate reporting results from this ongoing open-label extension trial in the middle of 2023. We expect to commence a registrational Phase 3 clinical trial in PAH in the second half of 2023. We in-licensed seralutinib from Pulmokine, Inc. in 2017 and retain worldwide rights. The FDA and the EC have granted seralutinib orphan drug designation for the treatment of patients with PAH.
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
Prior PDGF Pathway Development in PAH - The IMPRES Phase 3 Clinical Trial of Imatinib
The IMPRES trial was a Phase 3 clinical trial conducted by Novartis of imatinib (Gleevec) in patients with PAH. Imatinib has known activity against multiple tyrosine kinases, including the PDGFR, c-KIT receptors and Abelson murine leukemia viral oncogene homolog 1, or c-ABL. 202 patients were enrolled in the IMPRES trial, of which 41% were being treated with prostanoids, oral phosphodiesterase type 5, or PDE5, inhibitors and oral endothelin receptor agonists, or ERAs. The trial met its primary endpoint, improvement in 6-minute walk distance, or 6MWD, versus placebo at week 24 from baseline, with statistical significance (p = 0.002). The p-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant.
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
Additionally, recent medical society guidelines have identified intermediate and high-risk categories of PAH based on several variables including signs of right heart failure, rate of symptom progression, functional class, 6MWD, maximum oxygen consumption, NT-proBNP, which is a biomarker for heart failure and measures of right heart function. One of these risk categorization tools, the REVEAL 2.0 Risk Score, was utilized in the completed Phase 2 TORREY Study.
Multiple PAH-specific treatments have been introduced in the past two decades, however PAH continues to have a high morbidity and mortality. Based on REVEAL registry data, newly diagnosed functional class III and IV patients have 5-year survival rates of 60% and 44%, respectively, while rates for previously diagnosed patients were even lower at 57% and 27%, respectively.
Overview of PAH Market
PAH most commonly affects women between the ages of 30 and 60. The true incidence and prevalence of PAH are unknown. The American Lung Association estimates that between 500 and 1,000 new cases are diagnosed each year in the US. PAH has an estimated prevalence of 70,000 patients in the US and Europe. The number of diagnosed PAH patients continues to increase, and we believe this increase is likely due to enhanced awareness and diagnosis of the disease. Total branded PAH drug sales worldwide in 2021 were approximately $5.9 billion.
Treatment Paradigm in PAH
Currently approved PAH therapies consist of three classes of vasodilators: PDE5 inhibitors (and guanylate cyclase stimulators), ERAs, and prostanoids (and prostacyclin receptor agonists). PDE5 inhibitors are often used in combination with ERAs as an early treatment strategy. In patients who fail to respond to combination therapy of an ERA and a PDE5 inhibitor, it is common practice to add a prostanoid. Prostanoids are also commonly used to treat patients with evidence of right heart failure. While some existing treatments have led to significant improvements in time to clinical worsening and other composite endpoints in PAH patients, none directly alter the underlying disease pathophysiology. The vasodilation effects of approved PAH therapies, while capable of improving blood flow through the lungs, may eventually be overtaken by the worsening cellular proliferation and arterial remodeling underlying the condition. We believe an agent with the ability to safely reverse pathological remodeling could provide utility across functional classes and risk categories. New investigational therapies, such as sotatercept (Merck & Co., Inc.), may impact the PAH treatment paradigm, if approved. Sotatercept, a subcutaneously administered activin receptor type IIA-Fc fusion protein, is an investigational drug candidate that has been evaluated in a completed Phase 3 PAH clinical trial.
Seralutinib Product Differentiation
Seralutinib is an inhaled kinase inhibitor designed to build on the evidence of efficacy seen in trials of imatinib while overcoming imatinib’s observed systemic safety and tolerability issues and improving on imatinib's kinase inhibitory profile. Seralutinib is designed to have a differentiated selectivity profile as compared to imatinib with increased potency against the PDGFRα isoform, ten-fold higher potency against the PDGFRβ isoform and c-KIT, and no activity against c-ABL or the tyrosine kinase, LCK. Additionally, seralutinib is multiple orders more potent against CSF1R, as compared to imatinib. We believe seralutinib has the potential to be a PAH therapeutic that may provide a:
•differentiated, anti-proliferative mechanism that addresses the underlying mechanisms of PAH;

•more tolerable safety profile than systemic imatinib; and
•convenient, simple and portable inhalation methodology and delivery system.
Clinical Development History of Seralutinib
Summary of Preclinical Program
Seralutinib inhibits both PGDFR α and β, and it inhibited and reversed cell overgrowth in lung blood vessels in a PAH rat model, which replicates many features of human PAH, including the abnormal cell proliferation that can block the small vessels of the lung. Seralutinib substantially reduced the occlusive lesions in the small lung blood vessels in this model. Additionally, seralutinib demonstrated a statistically significant reduction in right ventricular systolic pressure as compared to placebo.    In a separate rat model of PAH, the SU5416 hypoxia model, seralutinib demonstrated a statistically significant reduction in circulating plasma NT-proBNP compared to placebo, while the difference between imatinib and placebo was not significant for this PAH biomarker. Seralutinib also restored rat lung BMPR2 expression to healthy levels, which was a statistically significant improvement as compared to placebo and imatinib. Irregularities in BMPR2 expression have been linked to PAH. In a separate rat model of PAH, the SU5416 hypoxia model, seralutinib demonstrated a statistically significant reduction in circulating plasma NT-proBNP compared to placebo, while the difference between imatinib and placebo was not significant for this PAH biomarker. Seralutinib also restored rat lung BMPR2 expression to healthy levels, which was a statistically significant improvement as compared to placebo and imatinib. Irregularities in BMPR2 expression have been linked to PAH.
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
Summary of Completed Phase 1b PAH Clinical Trial
In December 2020, we announced topline results from the completed Phase 1b randomized, double-blind, placebo-controlled, multi-center trial of seralutinib in functional class II and III PAH patients. Eight patients completed the two-week blinded portion of the trial. Enrollment for this trial was temporarily paused due to the COVID-19 pandemic but was reopened in the third quarter of 2020. The primary outcome of this 2-week trial was safety and tolerability. Seralutinib was generally well tolerated in PAH patients, and all eight patients completed the 2-week study. There were no SAEs, and the most frequently reported AEs were mild-to-moderate cough and mild headache. Systemic PK was characterized by low systemic exposure and rapid drug clearance in PAH patients, which was consistent with PK data from the Phase 1a studies in healthy volunteers. Target engagement in PAH patients was demonstrated via whole blood CSF1R stabilization assay across all tested dose levels.
Upon completion of the two-week Phase 1b trial, two PAH patients were able to enroll and complete a six-month open label extension trial of seralutinib. Both patients were able to titrate up to the maximum allowed dose, 90 mg twice daily. No SAEs were reported during the extension trial. Both patients demonstrated a decrease in NT-proBNP levels from baseline, and both patients demonstrated an increase in 6MWD from baseline.
Summary of Completed Phase 2 PAH Clinical Trial (TORREY Study)
In December 2022, we announced positive topline results from the completed Phase 2 TORREY Study, a randomized, double-blind, placebo-controlled, multi-center clinical trial in PAH patients. We enrolled 86 Functional Class II and III PAH patients who were not meeting treatment goal despite background PAH treatment. 57% of enrolled patients were on triple background PAH therapy, and 40% were on double background PAH therapy. Patients on the active arm received seralutinib at doses starting at 60 mg twice daily, and they titrated up to 90 mg twice daily. While the protocol allowed for down-titration to 45 mg twice daily as necessary, the substantial majority of patients on the seralutinib arm were able to achieve and maintain 90 mg twice daily. Patients remained on their background PAH therapies throughout the trial.
Seralutinib demonstrated a statistically significant improvement on the primary endpoint, change from baseline in PVR over a 24-week treatment period. A mean improvement in PVR between the placebo and seralutinib arms of

96.1 dynes (p = 0.0310), equating to a placebo-corrected improvement of 14.3%, was observed in the study. Improvements in PVR favored the seralutinib arm across all pre-specified patient sub-groups. The key secondary endpoint in the TORREY Study was change from baseline to week 24 in 6MWD. An observed mean difference in 6MWD between placebo and seralutinib of 6.5 meters numerically favored the seralutinib arm. Changes in 6MWD also favored seralutinib in the majority of pre-specified sub-groups. The trial was neither powered nor designed for statistical significance in 6MWD.
Enhanced effects for both PVR and 6MWD were observed in patients with more severe baseline disease, as defined by WHO Functional Class, or FC, and REVEAL 2.0 Risk Scores. In FC III patients, a 21% reduction in PVR (p = 0.0427) and 37-meter improvement in 6MWD (p = 0.0476) were observed for the seralutinib arm vs. placebo. In patients with a baseline REVEAL 2.0 Risk Score of 6 or greater, a 23% reduction in PVR (p = 0.0134) and 22-meter improvement in 6MWD (p = 0.2482) were observed for the seralutinib arm vs. placebo.
Seralutinib treatment resulted in a statistically significant reduction in NT-proBNP, a biomarker of right heart stress, as early as 12 weeks, increasing to a 408.3 ng/L mean difference from placebo at Week 24 (p = 0.0012). This biomarker change was accompanied by clinically relevant and statistically significant changes for seralutinib vs. placebo in key assessments of right heart structure and function, including right atrium area, right ventricle free wall strain and pulmonary artery compliance.
Seralutinib was generally well tolerated in the TORREY study, with treatment emergent adverse events, or TEAEs, reported in 36 (86%) and 41 (93%) of the patients in the placebo and seralutinib arms, respectively. The vast majority of TEAEs reported in the study were mild to moderate in severity. In the seralutinib arm, there was one SAE related to study drug reported, while no SAEs related to study drug were reported in the placebo arm. The most frequently reported TEAE in the study was cough, reported in 16 (38%) and 19 (43%) of the patients in the placebo and seralutinib arms, respectively. Of the 19 patients reporting cough in the seralutinib arm, 17 experienced mild cough, while 2 experienced moderate cough. The most frequently reported TEAEs in the IMPRES Phase 3 study of imatinib in PAH, including nausea, peripheral edema, diarrhea, and vomiting, were observed at substantially lower frequency in the TORREY study, and reported cases were generally well balanced between the seralutinib and placebo arms. No cases of subdural hematoma were reported in the study.
Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, patients were able to enroll into an open-label extension trial. We anticipate reporting results from this ongoing open-label extension trial in the middle of 2023.
Summary of Planned Phase 3 PAH Clinical Trial
We expect to commence a Phase 3 PAH clinical trial in the second half of 2023. The planned Phase 3 clinical trial will be a randomized, double-blind, placebo-controlled, global clinical trial in PAH patients. Patients will be randomized to receive either seralutinib or placebo, in addition to their background PAH therapies. We are engaging with global regulatory authorities in the first half of 2023 and expect that these interactions will inform the final design of the Phase 3 clinical trial. Based on FDA feedback, we expect to test a single dose of 90 mg twice daily, and we expect the primary endpoint of the trial to be change in 6MWD from baseline; provided, however, the final trial design is subject to further feedback from global regulatory authorities. In addition to secondary and exploratory endpoints, safety and tolerability will also be evaluated in the Phase 3 clinical trial.
Clinical Development Plan in Additional Indications
We believe that seralutinib has potential for use as a therapeutic treatment for pulmonary hypertension associated with interstitial lung disease, or PH-ILD. A subgroup of WHO Group 3 Pulmonary Hypertension, PH-ILD is a collection of progressive and often fatal forms of pulmonary hypertension that affect the small airways of the lungs. These diseases are characterized by pulmonary vascular pathology associated with pulmonary hypertension, in addition to thickening and scarring of the lung interstitium from interstitial lung disease. There is only one FDA-approved treatment for PH-ILD, and there are no approved therapies in the EU. We believe that seralutinib has the potential to improve the quality of life for PH-ILD patients. We expect to commence clinical development in PH-ILD in the second half of 2023 or the first half of 2024.

GB5121 (CNS-Penetrant BTK Inhibitor)
GB5121 is an oral, irreversible, covalent, small molecule inhibitor of BTK, in clinical development for the treatment of PCNSL. GB5121 was selected based on its CNS penetration and kinase selectivity. BTK is expressed in several immune cells including B cells and myeloid cells, where it mediates signaling downstream of multiple receptors. Inhibition of BTK results in the immediate blockade and down-regulation of several cellular activities that drive autoimmunity and inflammation. Active BTK signaling is also present in many B cell malignancies. BTK inhibitors are approved in the United States to treat oncology indications. In preclinical mouse models, GB5121 has demonstrated superior CNS penetration at studied doses when compared to selected BTK inhibitors. We believe the CNS penetration observed in these preclinical studies supports the development of GB5121 as a potential therapy for the treatment of hematologic malignancies in the CNS, including PCNSL. GB5121 is currently being evaluated in the Phase 1b/2 STAR CNS Study in relapsed / refractory PCNSL and other rare CNS malignancies. Based upon the benefit / risk profile observed to date and a prioritization of resources to support the seralutinib program, we have decided to pause enrollment in the Phase 1b/2 STAR CNS study. We plan to discuss available data with the study’s Data Review Committee to determine next steps. We expect to report data from this ongoing, open-label clinical trial at relevant medical conferences. GB5121 was internally developed and is wholly owned.
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
Treatment with BTK inhibitors is associated with on-target and off-target AEs, such as rash, diarrhea, infection, bleeding, cytopenias and cardiovascular AEs, including atrial fibrillation. Liver enzyme elevations have also been observed in patients receiving BTK inhibitors. Molecules with modest selectivity may incur increased off-target AEs through unintended interaction with off-target kinases. Later generation BTK inhibitors have focused on minimizing off-target toxicities with increased selectivity, but limited CNS penetration makes these molecules potentially suboptimal for the treatment of CNS disease. In pre-clinical assays, GB5121 has been observed to be highly selective for BTK, and we believe that higher selectivity has the potential to limit the adverse events associated with modestly selective BTK inhibitors.
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
Clinical Development History of GB5121
Summary of Ongoing Phase 1 Clinical Study
In the fourth quarter of 2021, we commenced a dose-escalating Phase 1 study in healthy human volunteers to evaluate the safety, tolerability, PK and PD of GB5121 in humans. The study includes both SAD and MAD portions as well as clinical pharmacology assessments.

Summary of Ongoing STAR CNS Phase 1b/2 Clinical Trial in PCNSL
In the second quarter of 2022, we commenced the Phase 1b portion of a global Phase 1b/2 clinical trial. The Phase 1b portion of the trial enrolled patients with recurrent or refractory primary or secondary CNS lymphoma or with recurrent or refractory primary vitreoretinal lymphoma. The primary endpoint of the Phase 1b is safety and tolerability, and the secondary endpoints include overall response rate, or ORR, and duration of response. Phase 2 dose selection will be informed by the results from the Phase 1b.
Based upon the benefit / risk profile observed to date and a prioritization of resources to support the seralutinib program, we have decided to pause enrollment in the Phase 1b/2 STAR CNS study. We plan to discuss available data with the study’s Data Review Committee to determine next steps.
GB7208 (CNS-Penetrant BTK Inhibitor)
GB7208 is an oral, small molecule, BTK inhibitor in preclinical development for the treatment of MS. Like GB5121, GB7208 was selected based on its CNS penetration and kinase selectivity. Immune cells are believed to play an important role in the pathology of MS, and BTK inhibitors are in late-stage clinical development for the treatment of autoimmune indications, such as MS. In preclinical mouse models, GB7208 has demonstrated superior CNS penetration at studied doses, when compared to selected BTK inhibitors in development for autoimmune indications, including MS. GB7208 is currently undergoing preclinical testing. GB7208 was internally developed and is wholly owned.
Our Research Capabilities and Preclinical Programs
Including GB7208, we have multiple programs in preclinical development, with a focus on the therapeutic areas of immunology, inflammation and oncology, and we are currently evaluating the continued development of these programs.
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
We expect to face competition from existing products and products in development for each of our product candidates. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH patients. We expect competition in this patient set will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics Corporation, or United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), and Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Pfizer and United Therapeutics), sotatercept (Merck & Co., Inc.), rodatristat ethyl (Enzyyant Therapeutics GmbH) and MK-5475 (Merck). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including those from Tenax Therapeutics, Aerovate Therapeutics and Aerami Therapeutics / Vectura Group.
GB5121 and GB7208 are BTK inhibitors for the treatment of oncological and immunological indications, including PCNSL and MS. There are no FDA or EC approved therapies for refractory or recurrent PCNSL. If approved in MS, GB7208 may face competition from existing approved and investigational therapies. While no BTK inhibitors are FDA or EC approved for the treatment of either PCNSL or MS, we believe that if approved, GB5121 and / or GB7208 may face competition from currently FDA and / or EC approved BTK inhibitors Imbruvica (AbbVie Inc. / Janssen), Calquence (AstraZeneca plc), Brukinsa (BeiGene, Ltd.) and / or Jaypirca (Eli Lilly and Company). Our BTK inhibitors may also face competition from BTK inhibitor Velexbru (Ono Pharmaceutical Co., Ltd.), which is approved in Japan, South Korea and

Taiwan for the treatment of recurrent or refractory primary central nervous system lymphoma. We may also face competition from early and late-stage investigational BTK inhibitors, including, but not limited to, evobrutinib, tolebrutinib, fenebrutinib, orelabrutinib, rilzabrutinib and remibrutinib.
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
Under the terms of the Pulmokine Agreement, we made an upfront payment of $5.5 million and a milestone payment of $5.0 million to Pulmokine and are obligated to make future development and regulatory milestone payments of up to $58 million, commercial milestone payments of up to $45 million, and sales milestone payments of up to $190 million. In 2023, we anticipate incurring a development milestone payment of $10.0 million upon initiation of seralutinib in a Phase 3 clinical trial. We are also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if we choose to sublicense or assign to any third parties our rights under the Pulmokine Agreement with respect to a licensed product, or our seralutinib operating subsidiary undergoes a change of control, we must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction.
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
Seralutinib
As of December 31, 2022, with respect to seralutinib, we have exclusively licensed two issued U.S. patents owned by Pulmokine, which are not due to expire before 2037, excluding any additional term for patent term extension; one pending U.S. Patent application, which, if issued, is not due to expire before 2037, excluding any additional term for patent term extension; and a number of patents and pending applications in other jurisdictions, including issued patents in Mexico and Russia, and pending applications in Australia, Brazil, Canada, China, the European Patent Convention, India, Japan, South Korea, and New Zealand, which, if issued, are not due to expire before 2037, excluding any additional term for patent term extension. These patents and patent applications are directed to method of use claims. We also have exclusively licensed four issued U.S. patents co-owned by Pulmokine and Gilead Sciences, Inc., which are not due to expire before 2034, excluding any additional term for patent term extension; two pending U.S. patent applications, which, if issued, are not due to expire before 2034, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, Canada, China, the European Patent Convention and Japan, and pending applications in Australia, China, the European Patent Convention and Japan. These patents and patent applications are directed to seralutinib compound, formulation and method of use claims. We also own one pending patent application, which, if issued, is not due to expire before 2041, directed to forms of seralutinib.
GB5121
As of December 31, 2022, with respect to GB5121, we owned one pending U.S. patent application, ten corresponding foreign patent applications, and one international application directed to GB5121 compound, formulation and method of use claims, which, if issued, is not due to expire before 2041, excluding any additional term for patent term extension.
GB7208
As of December 31, 2022, with respect to GB7208, we owned one pending U.S. patent application, and a corresponding international patent application, directed to GB7208 compound, formulation and method of use claims, which, if issued, is not due to expire before 2042, excluding any additional term for patent term extension.
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
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. They must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical trials and completed trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose specified clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.
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
Expedited Development and Review Programs
A sponsor may seek approval of its product candidate under programs designed to accelerate FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, a product candidate is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development. With regard to a fast track product, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
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
In addition, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or if the sponsor fails to conduct such trials in a timely manner.
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
Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (3) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in certain government healthcare programs; (4) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (which was increased to 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (8) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (9) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.
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
Other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.
U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements
Federal, state and foreign healthcare laws and regulations restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations, and transparency laws and regulations.
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
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers including physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians (as defined by statute) and their immediate family members.
Similar state, local and foreign laws and regulations may also restrict business practices in the biopharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.
Foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information.
Efforts to ensure compliance with applicable healthcare laws and regulations can involve substantial costs. Violations of healthcare laws can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other U.S. and foreign healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of operations.
U.S. Data Privacy and Security Laws
Numerous state and federal laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and federal and state consumer protection laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.
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
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
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
While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical trial development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices , or GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing Authorization
To market a medicinal product in the EU, we must obtain a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•”Centralized MAs” are is issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as: (i) medicinal products derived from biotechnology medicinal products, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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
Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.
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
In the EU, an application for designation as an orphan product can be made any time prior to the filing of an MAA. Orphan designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the regulatory authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example because the product is sufficiently profitable not to justify market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.
Post-Approval Requirements
Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the EC and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.
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
Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. It is currently unclear to what extent the Government of the United Kingdom, or UK, will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the (EU) CTR is not applicable in Great Britain. Whilst the EU-UK Trade and Cooperation Agreement, or TCA, includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU countries within the EMA Clinical Trial Information System, or CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.
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
Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder has to opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer cannot use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the EC on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

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
The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility.
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
As of March 10, 2023, we had 178 full-time employees and no part-time employees. Of those 178 employees, 54, or 30%, have a Ph.D. or M.D., and 94, or 53%, are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
•Our business activities could be adversely affected by the global COVID-19 pandemic and other epidemic diseases.
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

•We must comply with our license agreements or we could lose our license rights to certain of our product candidates, including seralutinib.
•Our stock price is volatile, and investors may incur substantial losses.
•We have been involved in securities class action litigation and could be subject in the future to securities class action litigation.
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. Seralutinib and GB5121 are in active clinical development, while multiple other development programs remain in the preclinical or research stage. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 2, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. If our product candidates are not successfully developed and approved, we may never generate any revenue. Our net losses were $229.4 million and $234.0 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $1,032.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. All of our product candidates, including our multiple preclinical product candidates, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize any of our product candidates and seek to identify, assess, acquire, in-license or develop additional product candidates.
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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of seralutinib and GB5121, continue research and development, initiate clinical trials of our multiple other development programs including GB7208, and seek regulatory approval for our current product candidates and any future product candidates we may develop. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for any of our product candidates, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months from the date this annual report is filed with the SEC. In particular, we expect that these funds will allow us to commence our registrational Phase 3 clinical trial in PAH for seralutinib and complete our ongoing Phase 1 healthy volunteer study for GB5121. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in July 2020, we, and certain of our subsidiaries, as borrowers, amended our credit, guaranty and security agreement, or the Credit Facility, with MidCap Financial Trust, or MidCap, an agent and as a lender, and the additional lenders party thereto from time to time, or together with MidCap, the Lenders, pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank agreed to make a $30.0 million term loan that was funded in May 2019. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates.
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
Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all, including as a result of financial and credit market deterioration or instability, market-wide liquidity shortages, geopolitical events or otherwise. In addition, we may seek additional capital due to favorable market conditions or liquidity or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.
The terms of our Credit Facility place restrictions on our operating and financial flexibility.
On May 2, 2019, we entered into the Credit Facility, as further amended on September 18, 2019, July 2, 2020 and December 7, 2022. The outstanding principal balance under the credit facility was $24.2 million as of December 31, 2022.
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
As of December 31, 2022, we have sold $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027, and, excluding intercompany indebtedness, we, including our subsidiaries, had approximately $64.7 million of additional indebtedness and other liabilities, including trade payables, of which approximately $23.6 million was secured indebtedness under our Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. The extent to which the COVID-19 pandemic may impact our business, including our preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence. For example, our current expectations in our ability to conduct our expected Phase 3 clinical trial of seralutinib are based on an assumption that clinical trial and healthcare activities remain somewhat normal, clinical sites stay open throughout such clinical trial and that we do not experience slowdowns in enrollment, such as what we experienced during the surge of the COVID-19 Delta variant in the summer of 2021 in our Phase 2 clinical trial of seralutinb. To the extent possible, and consistent with applicable guidance from federal, state and local authorities, we are conducting business as usual, with necessary or advisable modifications to employee travel. We will continue to monitor COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom the Company does business. In connection with the COVID-19 pandemic or an outbreak of another highly infectious or contagious disease or other health concern, we may experience disruptions that could severely impact our business, clinical trials and manufacturing and supply chains, including:
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
•changes in local regulations as part of a response to COVID-19 or other epidemic diseases which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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
In addition, the spread of COVID-19 has impacted and may continue to impact the trading price of shares of our common stock and could impact our ability to raise additional capital on a timely basis or at all.
We depend heavily on the success of seralutinib, which is currently in Phase 2 clinical development. If we are unable to advance our product candidates in clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
Our two clinical-stage product candidates are currently in Phase 1 or Phase 2 clinical development. We are conducting an open-label extension of our Phase 2 clinical trial of seralutinib in PAH which commenced in 2020, and expect to commence a registrational Phase 3 clinical trial of seralutinib in PAH in the second half of 2023. We also commenced a Phase 1b/2 clinical trial of GB5121 in PCNSL in 2022.
Our assumptions about why these product candidates are worthy of future development and potential approval in these, or any, indications are based in part on data collected by other companies. We also have preclinical product candidates that will need to progress through IND-enabling studies or similar studies in foreign jurisdictions prior to clinical development. None of our product candidates have advanced into a pivotal study for the indications for which we are studying. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:
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
The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of our product candidates, which may never occur. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for any product candidates in clinical trials or in obtaining marketing approval thereafter. Given our current stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.
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
The results from preclinical studies or clinical trials of a product candidate or a competitor’s product candidate in the same class may not predict the results of later clinical trials of our product candidates, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, our decision to advance seralutinib as a potential treatment for PAH is based in part on the efficacy of imatinib (Gleevec), a tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications, observed by Novartis in a Phase 3 clinical trial; however, we may not observe similar efficacy in our planned Phase 3 clinical trial of seralutinib. Moreover, these and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies. Furthermore, we cannot assure you that our preclinical programs will be able to progress from candidate identification to Phase 1 clinical development.
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
Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety and efficacy of the product candidates in humans. For example, we are currently conducting an open-label extension of our Phase 2 clinical trial of seralutinib in PAH patients and a Phase 1 clinical study of GB5121 in healthy volunteers and a global Phase 1b/2 clinical trial of GB5121 in PCNSL patients. We expect to commence a registrational Phase 3 clinical trial of seralutinib in the second half of 2023.
In addition, before we can initiate clinical development for our preclinical product candidates, we must submit the results of preclinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND, and we are also required to submit regulatory filings to foreign regulatory authorities for clinical trials outside of the United States.
We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies, including the doses and endpoints of our planned Phase 3 clinical trial of seralutinb;
•obtaining regulatory authorizations to commence a trial or reaching a consensus with regulatory authorities on trial design;
•any failure or delay in reaching an agreement with contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•obtaining approval or positive opinion from one or more institutional review boards, or IRBs or ethics committees;
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
•a facility manufacturing our product candidates or any of their components, including the device component of orally inhaled seralutinib, being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP or similar foreign regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;
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
Such delays or regulatory feedback on our trial designs could also significantly increase the costs of our clinical trials, including our planned Phase 3 clinical trial of seralutinib. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, based upon the benefit / risk profile observed to date, we have decided to pause enrollment in the Phase 1b/2 study for GB5121 and discuss available data with the study’s Data Review Committee to determine next steps. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application concerned for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.
It is currently unclear to what extent UK will seek to align its regulations with the EU. The UK, regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.
Clinical trial submissions in the UK will not be able to be bundled with those of EU countries within the EMA CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.
Further, conducting clinical trials in foreign countries, as we currently and may continue to do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. For example, we are currently conducting certain clinical trials outside the United States, and we expect to conduct our registrational Phase 3 study of seralutinib in PAH at sites outside the United States.
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
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as may be required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators and associated staff with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by PAH, which is our target indication for seralutinib, and PCNSL, which is our target indication for GB5121, and we have encountered difficulties enrolling patients in our previous clinical trials of seralutinib in PAH patients. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our planned clinical trials and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. For certain of our product candidates, including seralutinib and PCNSL, the conditions which we currently plan to evaluate are orphan or rare diseases with limited patient pools from which to draw for clinical trials. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed. Our ability to activate clinical trial sites and decide to open enrollment for a given trial or commence a preclinical study may also be negatively affected by public health epidemics, including COVID-19. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
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
As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, based upon the benefit / risk profile observed to date, we have decided to pause enrollment in the Phase 1b/2 study for GB5121 and discuss available data with the study’s Data Review Committee to determine next steps. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Moreover, if our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon their development or limit their development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for the product candidate if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. For example, although seralutinib has been generally well tolerated in completed clinical trials, future clinical trials, including our planned Phase 3 trial of seralutinib in PAH patients may reveal adverse events inconsistent with the safety findings observed to date. For example, in 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec) showed statistically significant improvement in its primary efficacy endpoint, but systemic toxicities were also observed. Although we have not observed the systemic toxicities that imatinib showed in our completed Phase clinical trial, we cannot be certain that seralutinib will not exhibit similar toxicities in a larger Phase 3 clinical trial. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.
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
Although we have completed Phase 2 clinical trials for multiple product candidates including seralutinib, we have not as an organization completed later-stage clinical trials or submitted an NDA, and we may be unable to do so for any of our product candidates.
We are early in our development efforts for our product candidates, and we will need to successfully complete later-stage and pivotal clinical trials in order to obtain FDA or comparable foreign regulatory approval to market seralutinib, GB5121 or any future product candidates. Carrying out later-stage clinical trials and the submission of a successful NDA or other comparable foreign regulatory submission is a complicated process. As an organization, we have completed four Phase 2 clinical trials, including a Phase 2 clinical trial of seralutinb, and are conducting a Phase 1b/2 study for GB5121 for which enrollment is currently paused. We expect to commence a Phase 3 clinical trial of seralutinb in the second half of 2023. We have not yet conducted any later-stage or pivotal clinical trials for our product candidates or begun clinical development for our multiple preclinical programs. We also have limited experience as a company in preparing, submitting and prosecuting regulatory filings and have not previously submitted an NDA or other comparable foreign regulatory submission for any product candidate. We also plan to conduct a number of clinical trials for multiple product candidates in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain how many additional clinical trials of seralutinib or any other product candidate will be required or how such trials should be designed. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs or other comparable foreign regulatory submissions for and commercializing our product candidates.
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
We may in the future seek an accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verity and describe the drug’s predicted clinical benefit. If such confirmatory studies fail to verify the drug’s predicted clinical benefit or of the sponsor fails to conduct such studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.
Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA seeking accelerated approval or any other form of expedited development or review program. Furthermore, if we decide to submit an application seeking accelerated approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, if any, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
Moreover, in the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed.
Furthermore, marketing authorizations may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to the introduction of specific procedures. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This type of marketing authorization is close to a conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike a conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although a marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization may be withdrawn where the risk-benefit ratio is no longer favorable.

Because we have multiple product candidates in our clinical pipeline and are considering a variety of target indications, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we focus on specific product candidates, indications and development programs. We currently have two product candidates in clinical development and also plan to conduct several clinical trials for seralutinib in parallel over the next several years, which may make our decision as to which product candidates to focus on more difficult. As a result, we may forgo or delay pursuit of opportunities with other product candidates that could have had greater commercial potential. For example, we previously decided not to move forward with GB001, or its backup molecule, in further clinical trials without a partner and terminated further development of GB004. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through future collaborations, licenses and other similar arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EC grants orphan designation based on the EMA’s Committee for Orphan Medicinal Products’ opinion to promote the development of products (1) that are intended for the diagnosis, prevention or treatment that is life-threatening or chronically debilitating, and (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. We have received orphan drug designation in the United States and the EU for seralutinib for treatment of PAH, and we may seek orphan drug designation for certain of our other product candidates. There can be no assurance that the FDA or the EC will grant orphan designation for any indication for which we apply or that we will be able to maintain such designation.
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
We are currently conducting, and may in the future conduct one or more of our clinical trials for our product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, for such clinical trials not subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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
The ability of the FDA and foreign regulatory authorities to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs or modifications to cleared or approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.
We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing or potential future clinical trials for seralutinib and GB5121 and preclinical studies for our multiple preclinical development programs. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
If any of our relationships with these third parties terminate or their services are delayed, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. For example, we rely on CROs in China for certain preclinical studies, and the outbreak of COVID-19 previously delayed certain preclinical work being conducted with CROs in China. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical and preclinical development timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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
Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP or similar requirements outside of the United States could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of seralutinib, GB5121 or any future product candidates under development;
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
In addition, we do not have any long-term commitments or supply agreements with our third-party manufacturers. We may be unable to establish any supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of timely obtaining sufficient quantities of our product candidates or products or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
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

Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP or similar foreign regulations and that might be capable of manufacturing for us.
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
We are currently seeking to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize the product candidate or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations for our product candidates because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, we may have to relinquish valuable rights to our future revenue streams, research programs or product candidates, or grant licenses on terms on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.
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
•refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the biopharmaceutical industry in the long term. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.
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
•the limitation of our targeted patient population and other limitations or warnings contained in any FDA- or foreign regulatory authorities- approved labeling;
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
The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will have an effect on our ability to successfully commercialize those products. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.
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
We expect to face competition from existing products and products in development for each of our product candidates. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH patients. We expect competition in this patient set will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics Corporation, or United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), and Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from ralinepag (Pfizer and United Therapeutics), sotatercept (Merck & Co., Inc.), rodatristat ethyl (Enzyyant Therapeutics GmbH) and MK-5475 (Merck). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including those from Tenax Therapeutics, Aerovate Therapeutics and Aerami Therapeutics / Vectura Group.
GB5121 and GB7208 are BTK inhibitors for the treatment of oncological and immunological indications, including PCNSL and MS. There are no FDA or EC approved therapies for refractory or recurrent PCNSL. If approved in MS, GB7208 may face competition from existing approved and investigational therapies. While no BTK inhibitors are FDA or EC approved for the treatment of either PCNSL or MS, we believe that if approved, GB5121 and / or GB7208 may face competition from currently FDA and / or EC approved BTK inhibitors Imbruvica (AbbVie Inc. / Janssen), Calquence (AstraZeneca plc), Brukinsa (BeiGene, Ltd.) and / or Jaypirca (Eli Lilly and Company). Our BTK inhibitors may also face competition from BTK inhibitor Velexbru (Ono Pharmaceutical Co., Ltd.), which is approved in Japan, South Korea and Taiwan for the treatment of recurrent or refractory primary central nervous system lymphoma. We may also face competition from early and late-stage investigational BTK inhibitors, including, but not limited to, evobrutinib, tolebrutinib, fenebrutinib, orelabrutinib, rilzabrutinib and remibrutinib.
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
We have substantially increased our organization from 11 employees in January 2018 to 178 full-time employees and no part-time employee as of March 10, 2023. As we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we may need to continue to expand or augment our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage our recent substantial growth and any future growth effectively.
We are subject to various federal, state and foreign healthcare laws and regulations, and our failure to comply with these laws and regulations could harm our results of operations and financial condition.
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers expose us to broadly applicable federal, state and foreign fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. Such laws include:
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

In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, California enacted the CCPA, effective January 1, 2020, which gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Additionally, the California privacy Rights Act, or CPRA, generally went into effect on January 1, 2023 and significantly amends the CCPA. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018, and imposes stringent requirements for controllers and processors of personal data. The GDPR allows EU and EEA member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, we have also been subject to the United Kingdom’s data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to our potential product candidates, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the Public Health program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.
We expect that new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved.
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
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize, or co-commercialize, our product candidates, if approved. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties, including seralutinib, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business. Additionally, several of our license agreements include sublicenses from a third party, including for seralutinib, and we must rely on the direct licensor’s compliance with its obligations under its original license agreement.
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
These and our other existing license agreements impose, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, several of our existing license agreements include sublicenses from a third party who is not the original licensor of the intellectual property at issue, including for seralutinib. Under these agreements, we must rely on our direct licensor to comply with its obligations under the primary license agreements under which such licensor obtained rights in the applicable intellectual property, where we may have no relationship with the original licensor of such rights. If our licensors fail to comply with their obligations under these upstream license agreements, the original third-party licensor may have the right to terminate the original license, which may terminate our sublicense. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize our product candidates incorporating the relevant intellectual property.
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
In addition, certain of our agreements may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties our rights under our existing license agreement with Pulmokine with respect to any licensed product, we may be required to pay to Pulmokine, as applicable, a specified percentage of all revenue to be received in connection with such transaction.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may not cover our product candidates or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter parties review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us. Such loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
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
Our stock price has been and is likely to be volatile. Since the shares were sold in our initial public offering, or IPO, in February 2019 at a price of $16.00 per share, the price per share of our common stock has ranged as low as $1.18 and as high as $27.15 through March 10, 2023. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
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
•general economic, industry and market conditions other events or factors, many of which are beyond our control, such as the COVID-19 pandemic, the military conflict between Russia and Ukraine, inflation and interest changes and financial institution instability;
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 67.0% of our outstanding common stock as of March 10, 2023. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
The holders of 11,495,184 shares of our outstanding common stock, or approximately 12% of our total outstanding common stock as of March 10, 2023, are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders, or the registration of such shares, could have a material adverse effect on the trading price of our common stock.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, and our amended and restated bylaws provide that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate losses for tax purposes, such losses will carry forward to offset future taxable income, if any, until such losses are used to offset taxable income (if ever) or expire (if at all). As of December 31, 2022, we had federal and state net operating loss carryforwards, or NOLs, of approximately $494.6 million and $1.6 million, respectively. Our federal and state NOLs that are subject to expiration will begin to expire in 2034, unless previously utilized. Our federal NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020. As of December 31, 2022, the Company has foreign NOLs of approximately $200.2 million. The foreign NOLs can be carried forward indefinitely. As of December 31, 2022, we also had orphan drug credit and federal research tax credit carryforwards of approximately $35.8 million and California research tax credits of $10.6 million. The federal research tax credit carryforwards begin to expire in 2038. The California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
Our NOLs and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOL sand credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders (or groups of stockholders) in excess of 50 percentage points over a rolling three-year period. Similar rules may apply under state and foreign tax laws. In connection with our IPO in February 2019, we experienced an ownership change for purposes of Section 382 and 383 of the Code. Consequently, our federal NOLs and tax credits generated through February 2019 will be subject to annual limitations. However, our NOLs and tax credits are not expected to expire unused as a result of such annual limitations, assuming we otherwise have taxable income or income tax liabilities in future periods. If additional ownership changes have occurred, or additional ownership changes occur in the future as a result of changes in our stock ownership, many of which are outside our control, the NOL and credit carryforwards could be subject to further annual limitations. If we earn taxable income, such annual limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
We have been involved in securities class action litigation and could be subject in the future to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. On April 3, 2020, we, certain of our executive officers and directors, and the underwriters of our IPO were named as defendants in a purported securities class action lawsuit. The complaint, as amended, was filed on behalf of all investors who purchased our securities pursuant to or traceable to our February 8, 2019 IPO, and alleged that we, and such executive officers and directors and the underwriters of our IPO, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. On September 30, 2022, the court entered a judgment approving the class action settlement in which we agreed to pay approximately $2.4 million, in exchange for customary releases and settlement terms. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and may be expensive and time-consuming to investigate, defend and resolve, and may divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of future litigation, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.
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
We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of less than $100 million, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. We will need to reassess, as of June 30, 2023, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2023. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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
Despite the implementation of security measures, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access to personally identifiable information or health-related information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also incur liability and the further development and commercialization of our product candidates could be delayed. In addition, we also rely on third parties to manufacture our product candidates, so similar events relating to their computer systems could also have a material adverse effect on our business. Some of the federal, state and foreign government requirements under data privacy and security laws include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our service providers or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. To the extent that any disruption or security breach were to result in violations of privacy and security laws, we could also be subject to significant fines, penalties or liabilities, which could adversely affect our business, financial condition, results of operations and prospects.
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
Unfavorable global economic conditions and adverse developments with respect to financial institutions and associated liquidity risk could adversely affect our business, financial condition and stock price.
        The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. More recently, the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC created bank-specific and broader financial institution liquidity risk and concerns. Although the Department of the Treasury, the Federal Reserve, and the FDIC jointly released a statement that depositors at SVB and Signature Bank would have access to their funds, even those in excess of the standard FDIC insurance limits, under a systemic risk exception, future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
Although we have determined that our internal control over financial reporting was effective as of December 31, 2022, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Changes in tax laws may materially adversely affect our financial condition, results of operations and cash flows.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances, including in the United States, Ireland or Luxembourg, could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if such changes do occur, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
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
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “GOSS.”
Holders of Common Stock
As of March 10, 2023, there were 94,984,560 shares of our common stock outstanding held by approximately 33 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Stock Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from February 8, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022. The figures represented below assume an investment of $100 in our common stock at the closing price of $17.94 on February 8, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on February 8, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN

250
200
150
100
50
0
2/8/2019
3/8/2019
4/8/2019
5/8/2019
6/8/2019
7/8/2019
8/8/2019
9/8/2019
10/8/2019
11/8/2019
12/8/2019
1/8/2020
2/8/2020
3/8/2020
4/8/2020
5/8/2020
6/8/2020
7/8/2020
8/8/2020
9/8/2020
10/8/2020
11/8/2020
12/8/2020
1/8/2021
2/8/2021
3/8/2021
4/8/2021
5/8/2021
6/8/2021
7/8/2021
8/8/2021
9/8/2021
10/8/2021
11/8/2021
12/8/2021
1/8/2022
2/8/2022
3/8/2022
4/8/2022
5/8/2022
6/8/2022
7/8/2022
8/8/2022
9/8/2022
10/8/2022
11/8/2022
12/8/2022
Gossamer Bio
Nasdaq Biotechnology Index
Nasdaq Composite Index

        Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we did not issue or sell any unregistered securities.
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

Overview
We are a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. We are developing seralutinib for the treatment of pulmonary arterial hypertension, or PAH. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, patients were able to enroll into an open-label extension trial. We anticipate reporting results from this ongoing open-label extension trial in the middle of 2023.We expect to initiate a Phase 3 program in PAH in the second half of 2023. We are developing GB5121 for the treatment of relapsed / refractory primary CNS lymphoma, or PCNSL, and we commenced enrolling healthy volunteers in a Phase 1 clinical trial in the second quarter of 2021, and we commenced the Phase 1b/2 STAR CNS Study in relapsed / refractory PCNSL and other rare CNS malignancies in the fourth quarter of 2022. Based upon the benefit / risk profile observed to date and a prioritization of resources to support the seralutinib program, we have decided to pause enrollment in the Phase 1b/2 STAR CNS Study. We plan to discuss available data with the study's Data Review Committee to determine next steps. We are developing GB7208 for the treatment of multiple sclerosis. GB7208 is currently undergoing preclinical testing. We also have multiple preclinical programs at various stages of development in the therapeutic areas of immunology, inflammation and oncology. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings. We raised $1,062.1 million from October 2017 through December 31, 2022 through the sale of Series A and B convertible preferred stock financings, issuance of convertible notes, proceeds from our IPO completed in February 2019, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 5.00% convertible senior notes due 2027, or the 2027 Notes, and our common stock in May 2020 and proceeds from a private placement of our common stock in July 2022. As of December 31, 2022, we had $255.7 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2022 and 2021, our net loss was $229.4 million and $234.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $1,032.2 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
COVID-19 Pandemic
As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites and continue to assess any impacts of the ongoing COVID-19 global pandemic on our drug manufacturing, nonclinical activities, clinical trials, expected timelines and costs on an ongoing basis. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions and related staffing shortages at sites and key vendors have delayed, such as the temporary closure of enrollment in 2020 at certain sites in our ongoing Phase 2 trial for seralutinib in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for some of our current and future clinical trials. In light of the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines, which could have a material adverse effect on our business, results of operations and financial condition. We will continue to evaluate the impact of the COVID-19 pandemic on our business.
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
We expect our research and development expenses for the foreseeable future to remain relatively flat as we continue the development of our product candidates and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future.
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
IPR&D expenses consist of our upfront and milestone payments made to Pulmokine, Inc., in connection with the in-license of seralutinib and upfront and milestone payments made in connection with the acquisition of certain preclinical programs.
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
We expect our general and administrative expenses for the foreseeable future to remain relatively flat to support our current infrastructure and continued costs of operating as a public company. These expenses will likely include audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.
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
Results of Operations for the Years Ended December 31, 2022 and 2021
The following table sets forth our selected statements of operations data for the years ended December 31, 2022 and 2021:

	Years Ended December 31,		2022 vs 2021 Change
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$170,919	$170,267	$652
In process research and development	65	75	(10)
General and administrative	47,609	45,782	1,827
Total operating expenses	218,593	216,124	2,469
Loss from operations	(218,593)	(216,124)	(2,469)
Other income (expense)
Interest income	1,583	761	822
Interest expense	(13,880)	(19,440)	5,560
Other income	1,512	799	713
Total other expense, net	(10,785)	(17,880)	7,095
Net loss	$(229,378)	$(234,004)	$4,626
Operating Expenses

Research and development
Research and development expenses were $170.9 million for the year ended December 31, 2022, compared to $170.3 million for the year ended December 31, 2021, for an increase of $0.7 million, which was primarily attributable to an increase of $23.1 million of costs associated with preclinical studies and clinical trials for GB5121 and an increase of $16.5 million of costs associated with preclinical studies and clinical trials for seralutinib; offset by a decrease of $20.9 million of costs associated with preclinical studies and clinical trials for terminated GB004 program, a decrease of $10.3 million of costs associated with preclinical studies for other programs, and a decrease of $7.7 million of costs associated with preclinical studies and clinical trials for other terminated programs.
The following table shows our research and development expenses by program for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(in thousands)
Seralutinib	62,983	46,490
GB5121	50,425	27,365
GB004	21,449	42,338
Other programs	33,378	43,692
Other terminated programs	2,684	10,382
Total research and development	$170,919	$170,267
In process research and development
There were no significant IPR&D expenses for the years ended December 31, 2022 and 2021.
General and administrative
General and administrative expenses were $47.6 million for the year ended December 31, 2022, compared to $45.8 million for the year ended December 31, 2021, for an increase of $1.8 million, which was primarily attributable to a $5.1 million increase in stock-based compensation costs; offset by a decrease of $2.4 million of accrued costs associated with a settlement of outstanding securities litigation in 2021 and a $1.0 million decrease in insurance costs.
Other expense, net
Other expense, net was $10.8 million for the year ended December 31, 2022, compared to other expense, net of $17.9 million for the year ended December 31, 2021, for a decrease of $7.1 million, which was primarily attributable to a $5.6 million decrease in interest expense, an increase of $2.2 million of other income related to investment accretion and amortization and a $0.8 million increase in interest income earned on our cash, cash equivalents and marketable securities during the period; offset by a $1.1 million decrease in sublease income and a decrease of $0.5 million of other income.
Results of Operations for the Years Ended December 31, 2021 and 2020
The discussion of our financial condition and results of operations for the year ended December 31, 2020 and the comparison of 2021 and 2020 results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 is incorporated by reference into this MD&A.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022 and 2021, we had an accumulated deficit of $1,032.2 million and $811.5 million, respectively.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We may also use cash on hand to repurchase 2027 Notes through open-market transactions, including through a Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time.

Under our license agreement with Pulmokine, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through the year ended December 31, 2022, our operations have been financed primarily by gross proceeds of $1,062.1 million from the sale of our convertible preferred stock, issuance of convertible notes, proceeds from our IPO, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock, and proceeds from our private placement of common stock. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $255.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019 and July 2, 2020, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of December 31, 2022, no tranches under the Credit Facility were available to be drawn.
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
On July 15, 2022, we completed a private placement of 16,649,365 shares of our common stock. The aggregate gross proceeds for the private placement were approximately $120.1 million, before deducting offering expenses. On August 9, 2022, we filed a registration statement on Form S-3 registering the resale of the shares of common stock issued in the private placement, which registration statement became automatically effective on August 9, 2022.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, herein by this reference.
The following table shows a summary of our cash flows for each of the years shown below:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(187,032)	$(188,890)	$(176,360)
Net cash provided by (used in) investing activities	(1,035)	(117,427)	215,342
Net cash provided by financing activities	117,090	3,329	312,540
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(517)	(165)	9
Net (decrease) increase in cash, cash equivalents and restricted cash	$(71,494)	$(303,153)	$351,531

Operating activities
During the year ended December 31, 2022, operating activities used approximately $187.0 million of cash, primarily resulting from a net loss of $229.4 million and payments against operating lease liabilities of $2.7 million, partially reduced by stock-based compensation expense of $42.6 million and amortization of operating lease right-of-use assets of $2.6 million.
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
Investing activities
During the year ended December 31, 2022, investing activities used approximately $1.0 million of cash, primarily resulting from the purchase of marketable securities of $238.0 million and the purchase of property and equipment of $0.4 million, partially offset by maturities of marketable securities of $237.5 million.
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
Financing activities
During the year ended December 31, 2022, financing activities provided $117.1 million of cash, resulting from the proceeds from the private offering of $119.9 million, the proceeds from the exercise of stock options of $1.7 million, and from proceeds from the purchase of shares pursuant to our 2019 Employee Stock Purchase Plan, or ESPP, of $1.2 million, partially offset by the principal repayments of long-term debt of $5.8 million.
During the year ended December 31, 2021, financing activities provided $3.3 million of cash, resulting from the proceeds from the exercise of stock options of $2.0 million, and from the purchase of shares pursuant to the ESPP of $1.3 million.
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
•costs associated with any products or technologies that we may in-license or acquire; and
•any delays and cost increases that result from the COVID-19 pandemic or other epidemic diseases.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2022 our cash and cash equivalents consisted of cash, money market funds and commercial paper, and our marketable securities consisted of commercial paper and corporate debt securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
Our outstanding debt under the Credit Facility bears interest at an annual rate equal to the sum of (i) the secured overnight financing rate, or SOFR, plus a corresponding spread, plus (ii) 7.00%, subject to a SOFR floor of 2.00% and an interest rate ceiling of 16%. Given the ceiling of the interest rate, an increase in market interest rates would increase annual interest expense and decrease cash flows by a maximum of $2.1 million. On December 7, 2022, we entered into the Third Amendment to the Credit Facility which implemented SOFR as the replacement of LIBOR as the benchmark interest rate for borrowings.
We are exposed to market risk related to changes in foreign currency exchange rates associated with our foreign operations where we conduct business in local currencies. We also contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2022 and 2021, we had minimal assets and liabilities denominated in foreign currencies and an immediate change of 10% in the exchange rate of the foreign currencies would result in a net impact of approximately $0.3 million in our consolidated balance sheets and consolidated statement of operations and comprehensive loss.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. Inflation increased during the year ended December 31, 2022, and is expected to continue to increase for the near future. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although Wwe do not believe that inflation had a material effect on our business, financial condition or results of operations during the periods presented, we may experience adverse effects if inflation rates continue to rise. Significant adverse changes in inflation and prices in the future could result in material losses.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2023 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2022, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
None.

Gossamer Bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gossamer Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gossamer Bio, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
Adoption of ASU No. 2020-06

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for convertible instruments and contracts in an entity's own equity due to the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt: Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) (“ASU 2020-06”), effective January 1, 2022.
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

Accrued Research and Development Expenses
Description of the Matter
As of December 31, 2022, the Company accrued 15.6 million for research and development expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated research and development costs, comprising payments due for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractor’s bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs are accrued as patients enter and progress through the trial.

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

How We Addressed the Matter in Our Audit
To test the completeness of the Company’s accrued research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We corroborated the status of significant research and development activities through meetings with accounting and clinical project managers. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, and confirmed amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the accrued research and development expenses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Diego, California
March 17, 2023

GOSSAMER BIO, INC.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$111,973	$183,403
Marketable securities	143,705	141,815
Restricted cash	—	64
Prepaid expenses and other current assets	6,202	6,498
Total current assets	261,880	331,780
Property and equipment, net	3,981	5,320
Operating lease right-of-use assets	5,909	5,477
Other assets	680	1,080
Total assets	$272,450	$343,657
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,459	$3,244
Accrued research and development expenses	15,626	16,205
Current portion of long-term debt	11,613	—
Accrued expenses and other current liabilities	20,532	20,410
Total current liabilities	49,230	39,859
Long-term convertible senior notes	195,709	150,038
Long-term debt	11,988	29,079
Operating lease liabilities - long-term	3,446	3,218
Total liabilities	260,373	222,194
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 94,478,405 shares issued and 94,423,181 shares outstanding as of December 31, 2022, and 76,470,588 shares issued and 75,752,664 shares outstanding as of December 31, 2021	10	8
Additional paid-in capital	1,044,864	932,944
Accumulated deficit	(1,032,223)	(811,534)
Accumulated other comprehensive (deficit) income	(574)	45
Total stockholders' equity	12,077	121,463
Total liabilities and stockholders' equity	$272,450	$343,657
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Operating expenses:
Research and development	$170,919	$170,267	$160,854
In process research and development	65	75	23,380
General and administrative	47,609	45,782	49,728
Total operating expenses	218,593	216,124	233,962
Loss from operations	(218,593)	(216,124)	(233,962)
Other income (expense)
Interest income	1,583	761	3,442
Interest expense	(13,880)	(19,440)	(12,666)
Other income (expense), net	1,512	799	(174)
Total other expense, net	(10,785)	(17,880)	(9,398)
Net loss	$(229,378)	$(234,004)	$(243,360)
Other comprehensive (loss) income:
Foreign currency translation	(544)	(329)	441
Unrealized loss on marketable securities	(75)	(225)	(100)
Other comprehensive (loss) income	(619)	(554)	341
Comprehensive loss	(229,997)	(234,558)	(243,019)
Net loss per share, basic and diluted	$(2.71)	$(3.13)	$(3.55)
Weighted average common shares outstanding, basic and diluted	84,574,869	74,843,482	68,510,260
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity
	Shares	Amount
Balance as of December 31, 2019	61,635,477	$7	$686,390	$(334,170)	$258	$352,485
Issuance of common stock in connection with a public offering, net of underwriting discounts, commissions, and offering costs	9,433,963	1	117,093	—	—	117,094
Equity component of convertible note issuance	—	—	53,635	—	—	53,635
Debt issuance costs attributable to convertible feature	—	—	(109)			(109)
Vesting of restricted stock	2,557,375	—	—	—	—	—
Exercise of stock options	134,803	—	534	—	—	534
Stock-based compensation	—	—	38,748	—	—	38,748
Issuance of common stock pursuant to Employee Stock Purchase Plan	113,286	—	1,300	—	—	1,300
Other additional paid-in capital	—	—	16	—	—	16
Net loss	—	—	—	(243,360)	—	(243,360)
Other comprehensive income	—	—	—	—	341	341
Balance as of December 31, 2020	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	906,037	—	—	—	—	—
Exercise of stock options	325,494	—	2,014	—	—	2,014
Stock-based compensation	—	—	32,008	—	—	32,008
Issuance of common stock pursuant to Employee Stock Purchase Plan	160,790	—	1,315	—	—	1,315
Issuance of common stock for restricted stock units vested	485,439	—	—	—	—	—
Net loss	—	—	—	(234,004)	—	(234,004)
Other comprehensive loss	—	—	—	—	(554)	(554)
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle (See Note 2)	—	—	(53,527)	8,689	—	(44,838)
Issuance of common stock in connection with a private offering, net of offering costs of $184	16,649,365	2	119,944	—	—	119,946
Vesting of restricted stock	662,700	—	—	—	—	—
Exercise of stock options	270,707	—	1,736	—	—	1,736
Stock-based compensation	—	—	42,553	—	—	42,553
Issuance of common stock pursuant to Employee Stock Purchase Plan	157,858	—	1,214	—	—	1,214
Issuance of common stock for restricted stock units vested	929,887	—	—	—	—	—
Net loss	—	—	—	(229,378)	—	(229,378)
Other comprehensive loss	—	—	—	—	(619)	(619)
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(229,378)	$(234,004)	$(243,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,832	1,740	1,409
Stock-based compensation expense	42,553	32,008	38,748
In process research and development expenses	65	75	23,380
Amortization of operating lease right-of-use assets	2,597	3,427	2,859
Amortization of long-term debt discount and issuance costs	1,163	6,731	3,857
Amortization of discount (premium) on investments, net of accretion of discounts	(1,405)	339	98
Net realized loss on investments	—	—	(256)
Loss on disposal of property and equipment	—	20	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	296	2,631	(1,641)
Other assets	400	(53)	532
Operating lease liabilities	(2,721)	(3,580)	(2,851)
Accounts payable	(1,813)	(4,428)	6,984
Accrued expenses	(1,659)	736	1,096
Accrued research and development expenses	(579)	5,774	(8,827)
Accrued compensation and benefits	1,618	(278)	1,612
Accrued interest expense	(1)	(28)	—
Net cash used in operating activities	(187,032)	(188,890)	(176,360)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(65)	(75)	(23,380)
Purchase of marketable securities	(238,060)	(152,031)	(108,968)
Maturities of marketable securities	237,500	36,225	265,678
Sales of marketable securities	—	—	83,515
Purchase of property and equipment	(410)	(1,546)	(1,503)
Net cash provided by (used in) investing activities	(1,035)	(117,427)	215,342
Cash flows from financing activities
Proceeds from issuance of common stock in a public offering, net	—	—	117,110
Proceeds from issuance of convertible senior notes, net	—	—	193,596
Proceeds from issuance of common stock in a private offering, net of offering costs	119,946	—	—
Purchase of shares pursuant to Employee Stock Purchase Plan	1,214	1,315	1,300
Proceeds from the exercise of stock options	1,736	2,014	534
Principal repayments of long-term debt	(5,806)	—	—
Net cash provided by financing activities	117,090	3,329	312,540
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(517)	(165)	9
Net (decrease) increase in cash, cash equivalents and restricted cash	(71,494)	(303,153)	351,531
Cash, cash equivalents and restricted cash, at the beginning of the period	183,467	486,620	135,089
Cash, cash equivalents and restricted cash, at the end of the period	$111,973	$183,467	$486,620

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,712	$12,738	$7,871

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$3,029	$—	$3,106
Derecognition ROU lease assets obtained in exchange for operating lease liabilities	—	$1,650	$—
Change in unrealized loss on marketable securities, net	$(75)	$(225)	$(100)
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$83	$—	$15
The accompanying notes are an integral part of these consolidated financial statements.

Gossamer Bio, Inc. Notes to Consolidated Financial Statements
Note 1—Description of Business
Gossamer Bio, Inc. (including its subsidiaries, referred to as "we," "us," "our,", or the “Company”) is a clinical-stage biopharmaceutical company focused on discovering, acquiring, developing and commercializing therapeutics in the disease areas of immunology, inflammation and oncology. The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.
The consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of December 31, 2022 and 2021, the Company had an accumulated deficit of $1,032.2 million and $811.5 million, respectively.
From the Company’s inception through the year ended December 31, 2022, the Company has funded its operations primarily through equity and debt financings. The Company raised $1,062.1 million from October 2017 through December 31, 2022 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, its initial public offering ("IPO"), the Credit Facility and 2027 Notes (as defined in Note 5 below), and issuance of common stock in May 2020 and July 2022. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
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
COVID-19
As we continue to actively advance our programs, we are in close contact with our principal investigators and clinical sites and continue to assess any impacts of the ongoing COVID-19 global pandemic on our drug manufacturing, nonclinical activities, clinical trials, expected timelines and costs on an ongoing basis. In addition, while we are continuing the clinical trials we have underway in sites across the globe, COVID-19 precautions and related staffing shortages at sites and key vendors have delayed, such as the temporary closure of enrollment in 2020 at certain sites in our ongoing Phase 2 trial for seralutinib in PAH, and may continue to delay completion of our current and future trials and may directly or indirectly impact the timeline for data readouts, initiation of, as well as monitoring, data collection and analysis and other related activities for some of our current and future clinical trials. In light of the COVID-19 pandemic, and consistent with the FDA’s updated industry guidance for conducting clinical trials, clinical trials may be deprioritized in favor of treating patients who have contracted the virus or to prevent the spread of the virus. The direct and indirect impacts of COVID-19 on our business could alter our forecasted timelines, which could have a material adverse effect on our business, results of operations and financial condition. We will continue to evaluate the impact of the COVID-19 pandemic on our business.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to accrued research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Marketable Securities
The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying consolidated balance sheets. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income or expense. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company has determined that there were no material declines in fair values of its investments due to credit-related factors as of December 31, 2022.
Restricted Cash
As of December 31, 2022, all restricted cash was released related to the Company's facility lease, which as of December 31, 2021 was cash held as collateral.
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
Property and Equipment, Net
Property and equipment, net, which consists mainly of lab equipment and leasehold improvements, are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets, generally two to seven years, using the straight-line method.
Convertible Senior Notes
Prior to the adoption of ASU 2020-06, the Company accounted for the 2027 Notes as a liability and equity component. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component was not re-measured as long as it continued to meet the condition for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was amortized to interest expense over the term of the 2027 Notes.
The Company allocated the issuance costs incurred to the liability and equity components of the 2027 Notes based on their relative fair values. Issuance costs attributable to the liability component were recorded as a reduction to the liability portion of the 2027 Notes and were amortized to interest expense over the term of the 2027 Notes. Issuance costs attributable to the equity component, representing the conversion option, were netted with the equity component in stockholders' equity.
Effective January 1, 2022 the Company adopted ASU 2020-06. After adoption, the Company now accounts for the 2027 Notes as a single liability measured at amortized cost. As the equity component is no longer required to be split into a separate component, the Company recorded an adjustment to reflect this update. See Recent Accounting Pronouncements - Adopted for the impact of this adjustment upon adoption to the 2027 Notes.
Leases
In accordance with Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), the Company determines if an arrangement is a lease at inception. Operating leases are included in the balance sheet as right-of-use assets and operating lease liabilities at the present value of the lease payments calculated using the Company’s incremental borrowing rate, unless the implicit rate is readily available. The Company applied the short-term lease recognition exemption for leases with terms at inception not greater than 12 months and elected to not separate lease and non-lease components for its long-term leases. The Company records rent expense on a straight-line basis over the term of the lease.
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
In process research and development
In process research and development costs relate to upfront payment to Aadi Bioscience, Inc. in connection with the amendment to the in-license agreement of GB004 and a milestone payment to Pulmokine for the initiation of the Phase 2 clinical trial for seralutinib.
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
Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet a more-likely-than-not threshold. For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is subject to taxation in the United States and California, Ireland and Luxembourg. As of December 31, 2022, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses ("NOLs") and tax credits.
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
Recent Accounting Pronouncements—Adopted
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
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective approach, and accordingly the Company recorded an adjustment that reflects the 2027 Notes as if the embedded conversion feature had not been separated. The impact upon adoption on the Consolidated Balance Sheets was an increase of approximately $44.8 million in convertible senior notes, net, a write-off of $9.4 million in deferred income tax liabilities and a decrease of $53.5 million in additional paid-in capital. In addition, upon adoption, there was an adjustment of $8.7 million to increase the beginning balance of accumulated deficit on the Consolidated Balance Sheets for previously recognized interest expense related to amortization of debt discount related to the carrying value of the embedded conversion feature upon issuance. There was no impact to the Company’s net loss per share calculation. See Note 5 "Indebtedness" for further information regarding the 2027 Notes.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2022	2021	2020
2027 Notes	12,321,900	12,321,900	12,321,900
Shares issuable upon exercise of stock options	17,487,165	9,434,660	9,401,082
Non-vested shares under restricted stock grants	1,350,035	2,561,219	3,330,821
Total potentially dilutive securities	31,159,100	24,317,779	25,053,803
Note 3—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Accrued compensation and benefits	$13,534	$11,916
Operating lease liabilities	2,983	2,902
Accrued consulting fees	1,104	956
Accrued interest	1,065	1,066
Accrued legal fees	380	202
Accrued litigation liability	—	2,375
Accrued accounting fees	521	154
Accrued other	945	839
Total accrued expenses and other current liabilities	$20,532	$20,410
Note 4—Fair Value Measurements and Available for Sale Investments
The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2022
Money market funds	$54,662	$54,662	$—	$—
U.S. Treasury and agency securities	31,458	31,458	—	—
Commercial paper	134,954	—	134,954	—
Corporate debt securities	8,838	—	8,838	—
As of December 31, 2021
Money market funds	$139,794	$139,794	$—	$—
Commercial paper	113,939	—	113,939	—
Corporate debt securities	37,873	—	37,873	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of December 31, 2022 and 2021, the carrying amounts of the Company’s financial instruments, which include cash, restricted cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was no significant interest receivable as of December 31, 2022. Interest receivable as of December 31, 2021 was $0.2 million, and is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
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
As of December 31, 2022 and 2021 the fair value of the Company's 2027 Notes was $61.0 million and $190.5 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income (expense) in the Company's consolidated statements of operations and comprehensive loss. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recover of their amortized cost basis.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of December 31, 2022 and 2021 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of December 31, 2022
U.S Treasury and agency securities	$31,445	$13	$—	$31,458
Corporate debt securities	8,876	—	(38)	8,838
Commercial paper	103,508	—	(99)	103,409
Total marketable securities	$143,829	$13	$(137)	$143,705
As of December 31, 2021
Corporate debt securities	$37,921	$—	$(48)	$37,873
Commercial paper	103,942	—	—	103,942
Total marketable securities	$141,863	$—	$(48)	$141,815
As of December 31, 2022 and 2021, the Company classified $31.5 million and $10.0 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of December 31, 2022 and 2021, there were no material declines in the market value of the Company's available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of December 31, 2022, were as follows (in thousands):

Estimated Fair Value
Less than one year	$143,705
Greater than one year	—
Total	$143,705
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5—Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020 and December 7, 2022 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company did not achieve the clinical development milestone required to access one of the $60.0 million tranches and access to the other $60.0 million tranche expired on December 31, 2021. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the Credit Facility, whereas GB003, Inc., GB005, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
Each term loan under the Credit Facility bears interest at an annual rate equal to the sum of (i) the secured overnight financing rate (“SOFR”), plus corresponding spread, plus (ii) 7.00%, subject to a SOFR floor of 2.00%. The borrower is required to make interest-only payments on the term loan for all payment dates prior to July 1, 2022. The term loans under the Credit Facility began amortizing on July 1, 2022, with equal monthly payments of principal plus interest being made by the Company to the Lenders in consecutive monthly installments following such interest-only period until the Credit Facility matures on January 1, 2025. Upon final repayment of the term loans, the borrower must pay an exit fee of 1.75% of the amount borrowed under the Credit Facility, less any partial exit fees previously paid. Upon partial prepayment of a portion of the term loans, the borrower must pay a partial exit fee of 1.75% of the principal being prepaid. At the borrower’s option, the borrower may prepay the outstanding principal balance of the term loan in whole or in part, subject to a prepayment fee of 3.00% of any amount prepaid if the prepayment occurs through and including the first anniversary of the second amendment effective date, 2.00% of the amount prepaid if the prepayment occurs after the first anniversary of the second amendment effective date through and including the second anniversary of the second amendment effective date, and 1.00% of any amount prepaid after the second anniversary of the second amendment effective date and prior to January 1, 2025.
On December 7, 2022, the Company entered into the Third Amendment to the Credit Facility, with no change to the principal or repayment terms, except with respect to the interest rate applicable to the Credit Facility, with the implementation of a forward-looking term rate based on SOFR as the replacement of LIBOR as the benchmark interest rate. The Company accounted for the change in reference rate as a not substantial modification as allowed under ASU 2020-04
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of December 31, 2022, the Company was in compliance with these covenants.
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
Debt consisted of the following (in thousands):

December 31, 2022
Debt, current portion	$11,613
Debt, non-current portion	12,581
Total debt	24,194
Less: unamortized debt discount and issuance costs	(593)
Debt, net	$23,601

The scheduled future minimum principal payments are as follows (in thousands):

December 31, 2022
2023	$11,613
2024	11,613
2025	968
Total	$24,194
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of December 31, 2022, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of December 31, 2022 and 2021, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal amount	$200,000	$200,000
Unamortized debt discount	(4,021)	(49,716)
Unamortized debt issuance cost	(270)	(246)
Net carrying amount	$195,709	$150,038
The net carrying amount of the equity component of the 2027 Notes was as follows (in thousands):

	December 31, 2022	December 31, 2021
Debt discount related to the value of conversion option	$—	$53,635
Debt issuance cost	—	(109)
Net carrying amount	$—	$53,526
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Years Ended December 31,
	2022	2021	2020
Contractual interest expense	$10,000	$9,972	$6,139
Amortization of debt discount	782	6,364	3,555
Amortization of debt issuance cost	53	32	17
Total interest expense related to the 2027 Notes	$10,835	$16,368	$9,711
Note 6—Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2022, 2021, and 2020.

The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company, entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, which includes a payment of $10.0 million due upon initiation of the first Phase 3 clinical trial, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib, which was paid in January 2021. As of December 31, 2022 and 2021, no other milestones had been accrued as the underlying contingencies had not yet been met.
The Company recorded the following IPR&D expense on the consolidated statements of operations (in thousands):

	Years Ended December 31,
	2022	2021	2020
Seralutinib	$—	$—	$5,000
GB004	—	—	15,000
Other preclinical programs	65	75	3,380
Total in process research and development	$65	$75	$23,380

Note 7—Income Taxes
The amount of net loss before taxes for the years ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	December 31,
	2022	2021	2020
	(in thousands)
U.S. loss before taxes	$175,777	$183,194	$186,888
Foreign loss before taxes	53,593	50,802	56,472
Loss before income taxes	$229,370	$233,996	$243,360
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022, 2021 and 2020 are shown below. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2022 was an increase of $56.3 million.

	December 31,
	2022	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses	$128,989	$116,425	$77,946
Tax credits, net	34,193	24,964	17,372
Amortization	8,487	9,190	10,939
Stock-based compensation	8,445	4,917	4,448
Lease liability	1,354	1,285	2,383
Accrued compensation	2,514	2,238	2,137
Section 174	21,840	—	—
Other	37	18	16
Total gross deferred tax assets	205,859	159,037	115,241

Deferred tax liabilities:
Convertible senior notes	—	(9,395)	(10,592)
Right of use asset	(1,244)	(1,150)	(2,215)
Property, plant and equipment	(565)	(790)	(776)
Total gross deferred tax liabilities	(1,809)	(11,335)	(13,583)
Valuation allowance	(204,050)	(147,702)	(101,658)
Net deferred tax asset	$—	$—	$—
As of December 31, 2022, the Company had federal and state NOL carryforwards of approximately $494.6 million and $1.6 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2034, unless previously utilized. The federal NOLs generated in taxable years beginning after December 31, 2017 of $491.6 million can be carried forward indefinitely but may only be used to offset up to 80% of future taxable income each year. The California NOL carryforwards begin to expire in 2036. As of December 31, 2022, the Company also has foreign NOL carryforwards of approximately $200.2 million. The foreign NOL can be carried forward indefinitely.
As of December 31, 2022, the Company also had orphan drug credit and federal research tax credit carryforwards of approximately $35.8 million and California research tax credits of $10.6 million. The federal research tax credit carryforwards begin to expire in 2038, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2022	2021	2020
Federal statutory income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	—%	—%	—%
Change in valuation allowance	(20.25%)	(19.73%)	(19.50%)
Research and experimentation credits	3.39%	2.62%	2.76%
Foreign rate differential	(1.88%)	(1.95%)	(1.64%)
Stock-based compensation	(0.90%)	(1.56%)	(1.81%)
Nondeductible interest	(0.99%)	(0.96%)	—%
Other	(0.37%)	0.57%	(0.80%)
Provision for income taxes	—%	—%	—%
The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax respectively. In general, an ownership change as defined by Sections 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period.

In connection with the Company's IPO in February 2019, the Company experienced an ownership change for the purposes of Section 382 and 383 of the Code. The ownership change did not result in the forfeiture of any NOLs or credits generated prior to this date. Consequently, the Company’s federal and state NOLs and tax credits generated through February 2019 will be subject to annual limitations. If additional ownership changes have occurred, or additional ownership changes occur, the NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
The Company files income tax returns in the United States, California, Florida, Ireland, and Luxembourg. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2022, 2021, or 2020, there were no accruals for interest related to unrecognized tax benefits or tax penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2022, 2021, and 2020, excluding interest and penalties, is as follows:

	December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of the year	$7,551	$5,060	$2,754
Increase related to current year positions	3,021	2,491	2,306
Balance at the end of the year	$10,572	$7,551	$5,060
Included in the balance of unrecognized tax benefits at December 31, 2022 is $10.6 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the Company's deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax benefits within the next 12 months.
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
On March 3, 2022, the Company filed a universal shelf registration statement on Form S-3 covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on March 3, 2022.
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
For the year ended December 31, 2022, no shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2022, 55,227 shares of common stock were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 9—Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2022, an aggregate of 491,047 shares of common stock were available for issuance under the 2019 Plan and 16,199,202 shares of common stock were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the years ended December 31, 2022 and 2021, 157,858 shares and 160,790 shares were issued pursuant to the ESPP, respectively. As of December 31, 2022, an aggregate of 2,450,855 shares of common stock were available for issuance under the ESPP.

2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of December 31, 2022, 2,582,771 shares of common stock were subject to outstanding options under the 2017 Plan, and no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following assumptions were used to estimate the fair value of stock option awards granted to employees under the Company’s equity incentive plans and the shares purchasable under the ESPP during the periods presented:

Year Ended December 31,
	2022	2021	2020
Employee Stock Options
Expected term (in years)	4.4 - 6.1	4.6 - 6.1	4.6 - 6.1
Risk-free interest rate	1.31% - 4.35%	0.65% - 1.30%	0.22% - 1.67%
Volatility	71.10% - 89.87%	78.80% - 84.79%	84.38% - 87.23%
Dividend yield	—	—	—

Employee Stock Purchase Plan
Expected term (in years)	0.49 - 2.00	0.49 - 2.00	0.49 - 2.00
Risk-free interest rate	0.60% -3.51%	0.06% - 0.20%	0.12% - 0.95%
Volatility	64.98% - 121.43%	61.29% - 87.13%	85.50% - 99.13%
Dividend yield	—	—	—

Stock Options
The following table summarizes stock option activity for the years ended December 31, 2022, 2021 and 2020:

	Shares Subject to Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	Shares	Weighted- Average Exercise Price
				(in thousands)
Outstanding as of December 31, 2019	8,538,060	$13.67	9.0	$35,385
Options granted	2,712,372	$13.78
Options exercised	(134,803)	$3.96
Options forfeited/cancelled	(1,714,547)	$15.99
Outstanding as of December 31, 2020	9,401,082	$13.42	8.1	$10,182
Options granted	3,159,126	$9.82
Options exercised	(325,494)	$6.19
Options forfeited/cancelled	(2,800,054)	$14.14
Outstanding as of December 31, 2021	9,434,660	$12.24	7.4	$15,822
Options granted	9,271,272	$6.75
Options exercised	(270,707)	$6.41
Options forfeited/cancelled	(948,060)	$15.69
Outstanding as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options vested and expected to vest as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options exercisable as of December 31, 2022	6,433,686	$12.19	6.4	$—
The weighted-average grant date fair value per share for the stock options granted during the year ended December 31, 2022, 2021 and 2020 was $4.77, $6.93 and $9.82, respectively.
The aggregate fair value of stock options that vested during the years ended December 31, 2022, 2021 and 2020 was $20.7 million, $21.9 million and $29.9 million, respectively.
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022, 2021 and 2020 was $1.5 million, $1.6 million and $1.1 million, respectively.
At December 31, 2022, the total unrecognized compensation related to unvested stock option awards granted was $45.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.

Restricted Stock
The summary of the Company’s restricted stock activity during the years ended December 31, 2022, 2021 and 2020 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2019	4,648,526	$3.98
Granted	2,003,900	10.96
Vested	(2,557,377)	4.00
Forfeited / cancelled	(764,228)	8.30
Nonvested at December 31, 2020	3,330,821	$7.16
Granted	1,349,885	10.23
Vested	(1,391,476)	5.86
Forfeited / cancelled	(728,011)	10.03
Nonvested at December 31, 2021	2,561,219	$8.67
Granted	572,901	11.94
Vested	(1,592,588)	7.78
Forfeited / cancelled	(191,497)	10.68
Nonvested at December 31, 2022	1,350,035	$10.83
At December 31, 2022, the total unrecognized compensation related to unvested restricted stock awards granted was $7.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.0 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development	$24,415	$18,943	$18,997
General and administrative	18,138	13,065	19,751
Total stock-based compensation expense	$42,553	$32,008	$38,748
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
As of December 31, 2022, total unrecognized compensation expense related to the ESPP was $1.4 million, which the Company expects to recognize over a weighted-average period of approximately 0.7 years.

Note 10—Property and Equipment, Net
The Company’s property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2022	December 31, 2021
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	130	130
Lab equipment	2-5	6,098	5,688
Leasehold improvements	6-7	2,562	2,562
Construction in process	N/A	83	—
Total property and equipment		10,093	9,600
Less: accumulated depreciation		6,112	4,280
Property and equipment, net		$3,981	$5,320
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was approximately $1.8 million, $1.7 million and $1.4 million, respectively, and was recorded in general and administrative expense and research and development expense, respectively, on the consolidated statements of operations and comprehensive loss.
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
Lease costs were comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$3,097	$4,029	$3,615
Short-term lease cost	45	53	78
Total lease cost	$3,142	$4,082	$3,693
Cash paid for amounts included in the measurement of operating lease liabilities as of December 31, 2022 and 2021 was $3.2 million and $4.0 million, respectively.

Gross future minimum annual rental commitments as of December 31, 2022, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2023	$3,319
2024	3,419
2025	144
Total undiscounted rent payments	$6,882

Present value discount	(453)
Present value of lease payments	$6,429
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	2,983
Noncurrent operating lease liabilities	3,446
Total operating lease liability	$6,429
For the years ended December 31, 2022, 2021 and 2020, the Company recorded approximately $3.3 million, $4.3 million and $4.0 million, respectively, in rent expense.
Subsequent events
The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the audited consolidated financial statements or disclosures.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Description of Securities Registered under Section 12 of the Exchange Act.	10-K	2/26/2021	4.3
4.4	Indenture, dated as of May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.5	First Supplemental Indenture, dated May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.6	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.5).	8-K	5/21/2020	4.3
10.1#	Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.1
10.2#	Form of stock option grant notice and stock option agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.2
10.3#	Form of restricted stock grant notice and restricted stock agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.3
10.4#	Form of Founder restricted stock grant notice and restricted stock agreement.	S-1	12/21/2018	10.4
10.5#	Gossamer Bio, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder.	S-1/A	1/23/2019	10.5
10.6#	Gossamer Bio, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	1/23/2019	10.6
10.7#	Gossamer Bio, Inc. Non-Employee Director Compensation Program.				X
10.8#	Gossamer Bio, Inc. Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.	10-Q	5/12/2020	10.1
10.9#	Letter Agreement, dated November 16, 2020, by and between Faheem Hasnain and the Registrant.	10-K	2/26/2021	10.11
10.10#	Employment Letter, dated December 4, 2018, by and between Bryan Giraudo and the Registrant.	S-1	12/21/2018	10.10
10.11#	Employment Letter, dated December 4, 2018, by and between Christian Waage and the Registrant.	S-1	12/21/2018	10.11
10.12#	Employment Letter, dated April 16, 2021, by and between Caryn Peterson and the Registrant.	10-Q	8/9/2021	10.1
10.13#	Employment Letter, dated May 1, 2021, by and between Laura Carter and the Registrant.	10-Q	8/9/2021	10.2
10.14#	Employment Letter, dated June 21, 2021, by and between Richard Aranda and the Registrant.	10-Q	8/9/2021	10.3
10.15#	Form of Indemnification Agreement.	S-1	12/21/2018	10.14
10.16	Sublease Agreement, dated December 29, 2017, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.15
10.17	First Amendment to Sublease Agreement, dated August 24, 2018, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.16
10.18	Second Amendment to Sublease Agreement, dated June 1, 2022, by and between the Medicines Company and the Registrant.	10-Q	8/9/2022	10.10
10.19†	Exclusive License Agreement, dated October 2, 2017, by and between GB002, Inc., the Registrant and Pulmokine, Inc.	S-1	12/21/2018	10.17
10.20	Credit, Guaranty and Security Agreement, dated May 2, 2019, by and among GB001, Inc., as Borrower, Gossamer Bio, Inc., as Guarantor, MidCap Financial Trust, as Agent and Lender, and the additional lenders from time to time party thereto.	8-K	5/3/2019	10.1
10.21	First Amendment to Credit, Guaranty and Security Agreement, dated September 18, 2019, by and among GB001, Inc., as borrower, the Registrant, as guarantor, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as Lender, and the additional lenders from time to time party thereto.	10-Q	11/12/2019	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.22	Second Amendment to Credit, Guaranty and Security Agreement, dated July 2, 2020, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	8-K	7/2/2020	10.1
10.23
Third Amendment to Credit, Guaranty and Security Agreement, dated December 7, 2022, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.
X
10.24
Fourth Amendment to Credit, Guarantee and Security Agreement, dated February 14, 2023, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.
X
10.3	Stock Purchase Agreement, dated July 12, 2022, by and among the Registrant and the Purchasers named therein.	8-K	7/13/2022	10.1
21.1	List of Subsidiaries of the Registrant.				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOSSAMER BIO, INC.

By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
Date	March 17, 2023
SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Faheem Hasnain	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 17, 2023
Faheem Hasnain

/s/ Bryan Giraudo	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 17, 2023
Bryan Giraudo

/s/ Joshua H. Bilenker	Director	March 17, 2023
Joshua H. Bilenker, M.D.

/s/ Kristina Burow	Director	March 17, 2023
Kristina Burow

/s/ Russell Cox	Director	March 17, 2023
Russell Cox

/s/ Thomas Daniel, M.D.	Director	March 17, 2023
Thomas Daniel, M.D.

/s/ Renée Galá	Director	March 17, 2023
Renée Galá

/s/ Sandra Milligan, M.D., J.D.	Director	March 17, 2023
Sandra Milligan