Form 10-Q
period 2023-03-31
Gossamer Bio, Inc.
filed 2023-05-09
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of May 4, 2023, the registrant had 95,444,095 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$65,242	$111,973
Marketable securities	136,614	143,705
Prepaid expenses and other current assets	8,557	6,202
Total current assets	210,413	261,880
Property and equipment, net	3,516	3,981
Operating lease right-of-use assets	5,234	5,909
Other assets	743	680
Total assets	$219,906	$272,450
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,731	$1,459
Accrued research and development expenses	11,523	15,626
Current portion of long-term debt	11,613	11,613
Accrued expenses and other current liabilities	14,704	20,532
Total current liabilities	40,571	49,230
Long-term convertible senior notes	195,925	195,709
Long-term debt	9,221	11,988
Operating lease liabilities - long-term	2,645	3,446
Total liabilities	248,362	260,373
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 95,444,096 shares issued and outstanding as of March 31, 2023, and 94,478,405 shares issued and 94,423,181 shares outstanding as of December 31, 2022	10	10
Additional paid-in capital	1,053,358	1,044,864
Accumulated deficit	(1,081,388)	(1,032,223)
Accumulated other comprehensive loss	(436)	(574)
Total stockholders' equity (deficit)	(28,456)	12,077
Total liabilities and stockholders' equity (deficit)	$219,906	$272,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	$37,795	$42,322
In process research and development	15	20
General and administrative	10,132	12,001
Total operating expenses	47,942	54,343
Loss from operations	(47,942)	(54,343)
Other expense
Interest income	587	224
Interest expense	(3,500)	(3,467)
Other income (expense), net	1,690	(199)
Total other expense, net	(1,223)	(3,442)
Net loss	$(49,165)	$(57,785)
Other comprehensive income (loss):
Foreign currency translation	23	(8)
Unrealized gain (loss) on marketable securities	115	(377)
Other comprehensive income (loss)	138	(385)
Comprehensive loss	(49,027)	(58,170)
Net loss per share, basic and diluted	$(0.52)	$(0.76)
Weighted average common shares outstanding, basic and diluted	94,870,293	75,894,692
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	8,127	—	—	8,127
Issuance of common stock pursuant to Employee Stock Purchase Plan	249,623	—	367	—	—	367
Issuance of common stock for restricted stock units vested	716,067	—	—	—	—	—
Net loss	—	—	—	(49,165)	—	(49,165)
Other comprehensive income	—	—	—	—	138	138
Balance as of March 31, 2023	95,444,096	$10	$1,053,358	$(1,081,388)	$(436)	$(28,456)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle (See Note 2)	—	—	(53,527)	8,689	—	(44,838)
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	39,525	—	126	—	—	126
Stock-based compensation	—	—	10,983	—	—	10,983
Issuance of common stock pursuant to Employee Stock Purchase Plan	77,496	—	595	—	—	595
Issuance of common stock for restricted stock units vested	518,577	—	—	—	—	—
Net loss	—	—	—	(57,785)	—	(57,785)
Other comprehensive loss	—	—	—	—	(385)	(385)
Balance as of March 31, 2022	76,553,937	$8	$891,121	$(860,630)	$(340)	$30,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(49,165)	$(57,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	465	452
Stock-based compensation expense	8,127	10,983
In process research and development expenses	15	20
Amortization of operating lease right-of-use assets	675	645
Amortization of long-term debt discount and issuance costs	352	292
Amortization of premium (discount) on marketable securities, net of accretion of discounts	(1,531)	125
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,355)	(2,589)
Other assets	(63)	61
Operating lease liabilities	(723)	(683)
Accounts payable	1,223	(2,507)
Accrued expenses and other current liabilities	(273)	52
Accrued research and development expenses	(4,103)	753
Accrued compensation and benefits	(8,117)	(5,802)
Accrued interest expense	2,484	2,500
Net cash used in operating activities	(52,989)	(53,483)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(15)	(20)
Purchase of marketable securities	(76,863)	(37,403)
Maturities of marketable securities	85,600	46,000
Purchase of property and equipment	—	(157)
Net cash provided by investing activities	8,722	8,420
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	367	595
Proceeds from the exercise of stock options	—	126
Principal repayments of long-term debt	(2,903)	—
Net cash provided by (used in) financing activities	(2,536)	721
Effect of exchange rate changes on cash and cash equivalents	72	(154)
Net decrease in cash and cash equivalents	(46,731)	(44,496)
Cash and cash equivalents, at the beginning of the period	111,973	183,467
Cash, cash equivalents and restricted cash, at the end of the period	$65,242	$138,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$663	$675

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$—	$3,029
Change in unrealized gain (loss) on marketable securities, net	$115	$(377)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 - Description of Business
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of March 31, 2023, the Company had an accumulated deficit of $1,081.4 million. From the Company’s inception through March 31, 2023, the Company has funded its operations primarily through equity and debt financings. The Company raised $1,062.1 million from October 2017 through March 31, 2023 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, its initial public offering ("IPO"), the Credit Facility and 2027 Notes (as defined in Note 5 below), and issuance of common stock in May 2020 and July 2022. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2023. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2022, has been derived from the audited financial statements at that date.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expenses. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of March 31,
	2023	2022
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	21,681,917	13,321,692
Non-vested shares under restricted stock grants	544,336	2,415,204
Total potentially dilutive securities	34,548,153	28,058,796
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2023	December 31, 2022
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	130	130
Lab equipment	2-5	6,180	6,098
Leasehold improvements	6-7	2,562	2,562
Construction in process	N/A	—	83
Total property and equipment		10,092	10,093
Less: accumulated depreciation		6,576	6,112
Property and equipment, net		$3,516	$3,981
For each of the three months ended March 31, 2023 and 2022 the Company recorded approximately $0.5 million in depreciation expense, which is included in general and administrative expense and research and development expense on the consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2023	December 31, 2022
Accrued compensation and benefits	$5,417	$13,534
Operating lease liabilities	3,060	2,983
Accrued consulting fees	1,137	1,104
Accrued interest	3,549	1,065
Accrued legal fees	390	380
Accrued accounting fees	185	521
Accrued other	966	945
Total accrued expenses and other current liabilities	$14,704	$20,532

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2023
Money market funds	$53,868	$53,868	$—	$—
U.S. Treasury and agency securities	51,358	51,358	—	—
Commercial paper	72,066	—	72,066	—
Corporate debt securities	17,354	—	17,354	—
As of December 31, 2022
Money market funds	$54,662	$54,662	$—	$—
U.S. Treasury and agency securities	31,458	31,458	—	—
Commercial paper	134,954	—	134,954	—
Corporate debt securities	8,838	—	8,838	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, which include cash, restricted cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short maturities.
There was no significant interest receivable as of March 31, 2023 and December 31, 2022. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of March 31, 2023 and December 31, 2022, the fair value of the Company’s 2027 Notes was $59.1 million and $61.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of March 31, 2023
U.S. Treasury and agency securities	$51,340	$18	$—	$51,358
Corporate debt securities	17,346	8	—	17,354
Commercial paper	67,936	—	(34)	67,902
Total marketable securities	$136,622	$26	$(34)	$136,614
Number of securities with unrealized losses			12

As of December 31, 2022
U.S. Treasury and agency securities	$31,445	$13	$—	$31,458
Corporate debt securities	8,876	—	(38)	8,838
Commercial paper	103,508	—	(99)	103,409
Total marketable securities	$143,829	$13	$(137)	$143,705
Number of securities with unrealized losses			16
As of March 31, 2023 and December 31, 2022, the Company classified $4.2 million and $31.5 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2023 and December 31, 2022, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of March 31, 2023, were as follows (in thousands):

Estimated Fair Value
Less than one year	$136,614
Greater than one year	—
Total	$136,614
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company did not achieve the clinical development milestone required to access one of the $60.0 million tranches, and access to the other $60.0 million tranche expired on December 31, 2022. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the

Credit Facility, whereas GB003, Inc., GB005, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property.
Each term loan under the Credit Facility bears interest at an annual rate equal to the sum of (i) the secured overnight financing rate ("SOFR"), plus corresponding spread, plus (ii) 7.00%, subject to a SOFR floor of 2.00%. The borrower is required to make interest-only payments on the term loan for all payment dates prior to July 1, 2022.  The term loans under the Credit Facility began amortizing on July 1, 2022, with equal monthly payments of principal plus interest being made by the Company to the Lenders in consecutive monthly installments following such interest-only period until the Credit Facility matures on January 1, 2025. Upon final repayment of the term loans, the borrower must pay an exit fee of 1.75% of the amount borrowed under the Credit Facility, less any partial exit fees previously paid. Upon partial prepayment of a portion of the term loans, the borrower must pay a partial exit fee of 1.75% of the principal being prepaid. At the borrower’s option, the borrower may prepay the outstanding principal balance of the term loan in whole or in part, subject to a prepayment fee of 3.00% of any amount prepaid if the prepayment occurs through and including the first anniversary of the second amendment effective date, 2.00% of the amount prepaid if the prepayment occurs after the first anniversary of the second amendment effective date through and including the second anniversary of the second amendment effective date, and 1.00% of any amount prepaid after the second anniversary of the second amendment effective date and prior to January 1, 2025.
On December 7, 2022, the Company entered into the Third Amendment to the Credit Facility, with no change to the principal or repayment terms, except with respect to the interest rate applicable to the Credit Facility, with the implementation of a forward-looking term rate based on SOFR as the replacement of LIBOR as the benchmark interest rate. The Company accounted for the change in reference rate as a non-substantial modification as allowed under ASU 2020-04.
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of March 31, 2023, the Company was in compliance with these covenants.
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
Debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Debt, current portion	$11,613	$11,613
Debt, non-current portion	9,677	12,581
Total debt	21,290	24,194
Less: unamortized debt discount and issuance costs	(456)	(593)
Debt, net	$20,834	$23,601

The scheduled future minimum principal payments are as follows (in thousands):

March 31, 2023
2023 (remaining 9 months)	$8,709
2024	11,613
2025	968
Total	$21,290
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of March 31, 2023, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.

As of March 31, 2023, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
Prior to the adoption of ASU 2020-06, the Company accounted for the 2027 Notes as a liability and equity component. The carrying amount of the liability component was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The carrying amount of the equity component representing the conversion option was $53.5 million and was determined by deducting the fair value of the liability component from the par value of the 2027 Notes. The equity component was not re-measured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was amortized to interest expense over the term of the 2027 Notes. The debt discount is amortized to interest expense over the term of the 2027 Notes at an effective interest rate of 11.17% over the contractual terms of the 2027 Notes.
The Company accounts for the 2027 Notes as a single liability measured at amortized cost. As the equity component is no longer required to be split into a separate component, the Company recorded an adjustment to reflect this update. See Note 2 for the impact of this adjustment upon adoption to the 2027 Notes.
In accounting for the debt issuance costs of $0.4 million related to the 2027 Notes, the Company allocated the total amount incurred to the liability and equity components of the 2027 Notes based on their relative fair values. Issuance costs attributable to the liability component were $0.3 million, were recorded as a reduction to the liability portion of the 2027 Notes and were amortized to interest expense over the term of the 2027 Notes. Issuance costs attributable to the equity component, representing the conversion option, were netted with the equity component in stockholders' equity.
The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$200,000	$200,000
Unamortized debt discount	(3,818)	(4,021)
Unamortized debt issuance cost	(257)	(270)
Net carrying amount	$195,925	$195,709

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended March 31,
	2023	2022
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	202	191
Amortization of debt issuance cost	14	13
Total interest expense related to the 2027 Notes	$2,716	$2,704
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022.
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

The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, which includes a payment of $10.0 million due upon initiation of the first Phase 3 clinical trial, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib, which was paid in January 2021. As of March 31, 2023, no other milestones had been accrued as the underlying contingencies had not yet been met.
Note 7 - Stockholders’ Equity
Common Stock
Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Company's board of directors.
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
During the three months ended March 31, 2023, no shares were forfeited due to termination of employment. During the year ended December 31, 2022, no shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of March 31, 2023 and December 31, 2022, no shares and 55,227 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.

Note 8 - Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2023, an aggregate of 1,054,621 shares of common stock were available for issuance under the 2019 Plan. As of March 31, 2023 and December 31, 2022, 19,695,296 and 16,199,202 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2023, 249,623 shares were issued pursuant to the ESPP. As of March 31, 2023, an aggregate of 3,146,016 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of March 31, 2023 and December 31, 2022, 2,530,957 and 2,582,771 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of March 31, 2023, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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

The following table summarizes stock option activity during the three months ended March 31, 2023:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options granted	4,620,560	$1.22
Options exercised	—	$—
Options forfeited/cancelled	(425,808)	$8.34
Outstanding as of March 31, 2023	21,681,917	$7.54	8.1	$227
Options vested and expected to vest as of March 31, 2023	21,681,917	$7.54	8.1	$227
Options exercisable as of March 31, 2023	8,140,578	$12.19	6.4	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2023 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $0.0 million and $0.2 million, respectively.
The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2023 and 2022 was $0.81 and $8.53, respectively.
The aggregate fair value of stock options that vested during the three months ended March 31, 2023 and 2022 was $15.9 million and $10.4 million, respectively.
Restricted Stock
The summary of the Company’s restricted stock activity during the three months ended March 31, 2023 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,350,035	$10.83
Granted	—	—
Vested	(771,293)	10.69
Forfeited	(34,406)	11.15
Nonvested at March 31, 2023	544,336	$10.99
As of March 31, 2023, the total unrecognized compensation related to unvested restricted stock awards granted was $5.2 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2023	2022
Research and development	$4,690	$6,618
General and administrative	3,437	4,365
Total stock-based compensation expense	$8,127	$10,983
As of March 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $41.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
As of March 31, 2023, the total unrecognized compensation expense related to the ESPP was $2.1 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.

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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of March 31, 2023, the weighted average remaining lease term was 1.8 years.
Lease costs were comprised of the following (in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$778	$761
Short-term lease cost	13	10
Total lease cost	$791	$771
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2023 and 2022 was $1.1 million and $0.8 million, respectively.
Gross future minimum annual rental commitments as of March 31, 2023, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2023 (remaining 9 months)	$2,492
2024	3,419
2025	144
Total undiscounted rent payments	$6,055

Present value discount	(350)
Present value of lease payments	$5,705
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	3,060
Noncurrent operating lease liabilities	2,645
Total operating lease liability	$5,705
For each of the three months ended March 31, 2023 and 2022, the Company recorded $0.9 million in rent expense.

Note 10 - Subsequent Events
Effective May 5, 2023, and in accordance with the terms of the 2019 Plan, the Company's board of directors (the "Board") approved a stock option repricing (the “Option Repricing”) whereby the exercise price of each Eligible Option (as defined below) was immediately reduced to $1.36 per share, the closing stock price on May 5, 2023. For purposes of the Option Repricing, “Eligible Options” are 6,825,335 outstanding stock options as of May 5, 2023 (vested or unvested) granted under the 2019 Plan prior to November 30, 2022 and held by those eligible employees of the Company identified by the Board, including the Company’s executive officers except for Faheem Hasnain, the Company’s Chairman and Chief Executive Officer. The Board and Mr. Hasnain collectively determined that Mr. Hasnain would not participate in the Option Repricing.
The participation of the executive officers of the Company in the Option Repricing was subject to their agreement to cancel a portion of their Eligible Options effective immediately (the “Cancelled Options”). Each executive was required to agree to cancel one-third of their Eligible Options, on a grant-by-grant basis. The Cancelled Options were deducted proportionately from the vested and unvested portions of each Repriced Option grant.
To the extent an Eligible Option is exercised prior to the Premium End Date (as defined below), or the eligible employee’s employment terminates prior to the Premium End Date, the eligible employee will be required to pay the original exercise price per share of the Eligible Options. The “Premium End Date” means the earliest of (i) May 5, 2024, (ii) the date of a change in control, (iii) the eligible employee’s death or disability, or (iv) if an eligible employee is an executive subject to the cancellation of a portion of Eligible Options and is terminated under circumstances giving rise to severance under his or her employment agreement, the date of such termination. Except for the reduction in the exercise prices of the Eligible Options as described above, the Eligible Options will retain their existing terms and conditions as set forth in the 2019 Plan and the applicable award agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2023.
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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report and Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 17, 2023. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing seralutinib for the treatment of pulmonary arterial hypertension, or PAH. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, patients were able to enroll into an open-label extension trial. We anticipate reporting results from this ongoing open-label extension trial in the middle of 2023. We expect to initiate a Phase 3 program in PAH in the third quarter of 2023. We expect to begin clinical development of seralutinib for the treatment of pulmonary hypertension associated with interstitial lung disease in the first half of 2024. We have decided to terminate all ongoing studies and discontinue development of GB5121. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings. We raised $1,062.1 million from October 2017 through March 31, 2023 through the sale of Series A and Series B convertible preferred stock financings, issuance of convertible notes, proceeds from our IPO completed in February 2019, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 5.00% convertible senior notes due 2027, or the 2027 Notes, and our common stock in May 2020, and proceeds from a private placement of our common stock in July 2022. As of March 31, 2023, we had $201.9 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2023 and 2022, our net loss was $49.2 million and $57.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $1,081.4 million. We expect our expenses and operating losses will increase substantially as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2023, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023.
Results of Operations – Comparison of the Three Months Ended March 31, 2023 and 2022
The following table sets forth our selected statements of operations data for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,		2023 vs 2022
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$37,795	$42,322	$(4,527)
In process research and development	15	20	(5)
General and administrative	10,132	12,001	(1,869)
Total operating expenses	47,942	54,343	(6,401)
Loss from operations	(47,942)	(54,343)	6,401
Other income (expense)
Interest income	587	224	363
Interest expense	(3,500)	(3,467)	(33)
Other income (expense), net	1,690	(199)	1,889
Total other income (expense), net	(1,223)	(3,442)	2,219
Net loss	$(49,165)	$(57,785)	$8,620
Operating Expenses
Research and development
Research and development expenses were $37.8 million for the three months ended March 31, 2023, compared to $42.3 million for the three months ended March 31, 2022, for a decrease of $4.5 million, which was primarily attributable to a decrease of $11.3 million of costs associated with preclinical studies for other terminated programs and a decrease of $1.8 million of costs associated with preclinical studies and clinical trials for other programs, offset by an increase of $5.8 million of costs associated with preclinical studies and clinical trials for seralutinib and an increase of $2.8 million of costs associated with preclinical studies and clinical trials for GB5121.

The following table shows our research and development expenses by program for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Seralutinib	$17,950	$12,154
GB5121	12,315	9,512
Other programs	6,993	8,812
Other terminated programs	537	11,844
Total research and development	$37,795	$42,322
In process research and development
There were no significant IPR&D expenses for the three months ended March 31, 2023 and 2022.
General and administrative
General and administrative expenses were $10.1 million for the three months ended March 31, 2023, compared to $12.0 million for the three months ended March 31, 2022, for a decrease of $1.9 million, which was primarily attributable to a $0.9 million decrease in stock-based compensation expense, a decrease of $0.5 million in professional services expense and a decrease of $0.2 million in insurance costs.
Other expense, net
Other expense, net was $1.2 million for the three months ended March 31, 2023, compared to other expense, net of $3.4 million for the three months ended March 31, 2022, for a decrease of $2.2 million, which was primarily attributable to an increase in investment accretion.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we had an accumulated deficit of $1,081.4 million.
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
Under our license agreement with Pulmokine, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of March 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through March 31, 2023, our operations have been financed primarily by gross proceeds of $1,062.1 million from the sale of our convertible preferred stock, issuance of convertible notes, proceeds from our IPO, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock, and proceeds from our private placement of common stock. As of March 31, 2023 we had cash, cash equivalents and marketable securities of $201.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of March 31, 2023, no tranches under the Credit Facility were available to be drawn.
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
The following table shows a summary of our cash flows for each of the three months ended March 31, 2023 and 2022, respectively:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(52,989)	$(53,483)
Net cash provided by investing activities	8,722	8,420
Net cash provided by (used in) financing activities	(2,536)	721
Effect of exchange rate changes on cash and cash equivalents	72	(154)
Net decrease in cash and cash equivalents	$(46,731)	$(44,496)
Operating activities
During the three months ended March 31, 2023, operating activities used approximately $53.0 million of cash, primarily resulting from a net loss of $49.2 million and changes in accrued research and development expenses of $4.1 million and changes in accrued compensation and benefits of $8.1 million, reduced by stock-based compensation expense of $8.1 million.
During the three months ended March 31, 2022, operating activities used approximately $53.5 million of cash, primarily resulting from a net loss of $57.8 million and changes in accrued compensation and benefits of $5.8 million, reduced by stock-based compensation expense of $11.0 million.
Investing activities
During the three months ended March 31, 2023, investing activities provided approximately $8.7 million of cash, primarily resulting from the maturities of marketable securities of $85.6 million, offset by the purchases of marketable securities of $76.9 million.

During the three months ended March 31, 2022, investing activities provided approximately $8.4 million of cash, primarily resulting from the maturities of marketable securities of $46.0 million, offset by the purchases of marketable securities of $37.4 million.
Financing activities
During the three months ended March 31, 2023, financing activities used $2.5 million of cash, primarily resulting from the principal repayments of long-term debt of $2.9 million, offset by proceeds from the purchase of shares pursuant to the ESPP of $0.4 million.
During the three months ended March 31, 2022, financing activities provided $0.7 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP and proceeds from the exercise of stock options.
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, and access to our Credit Facility, will be sufficient to fund our operations through at least the next 12 months from the date these condensed consolidated financial statements were available to be issued. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 17, 2023.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 17, 2023, except as follows:
We are dependent on the services of our management and other clinical and scientific personnel, and if we are not able to retain these individuals or recruit additional management or clinical and scientific personnel, our business will suffer.
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of seralutinib, initiation or completion of our planned clinical trials or the commercialization of seralutinib. For example, effective November 16, 2020, Faheem Hasnain was appointed as our President and Chief Executive Officer, replacing Sheila Gujrathi, M.D., and in 2021, we appointed three new members to our executive team. Executive leadership transitions can be inherently difficult to manage and, as a result, we may experience disruption or have difficulty in maintaining or developing our business. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
We will need to effectively manage our managerial, operational, financial and other resources in order to successfully pursue our clinical development and commercialization efforts. We may not be successful in maintaining our unique company culture and continuing to attract or retain qualified management and scientific and clinical personnel in the future due to the increasingly intense competition for qualified personnel among pharmaceutical, biotechnology and other businesses, particularly in the San Diego area. Our industry has experienced a high rate of turnover for all personnel in recent years. In addition, we recently executed an operational reorganization to focus on seralutinib that reduced our headcount by over twenty-five percent, which may expose us to unexpected liabilities beyond cash payments related primarily to one-time severance payments. This headcount reduction may also lead to increased attrition and could lead to reduced employee morale and problems retaining existing and recruiting future employees. To provide added incentives to retain and motivate key contributors, our board of directors recently approved a stock option repricing. See Part II, Item 5 of this Quarterly Report on Form 10-Q for information about the stock option repricing. If we are not able to attract, integrate, retain and motivate necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5. OTHER INFORMATION
Effective May 5, 2023, and in accordance with the terms of the 2019 Plan, the Board approved a stock option repricing (the “Option Repricing”) whereby the exercise price of each Eligible Option (as defined below) was immediately reduced to $1.36 per share, the closing stock price on May 5, 2023. For purposes of the Option Repricing, “Eligible Options” are all outstanding stock options as of May 5, 2023 (vested or unvested) granted under the 2019 Plan prior to November 30, 2022 and held by those eligible employees identified by the Board, including our executive officers identified in the table below. The Board and Faheem Hasnain, our Chairman and Chief Executive Officer, collectively determined that Mr. Hasnain would not participate in the Option Repricing.
The participation of our executive officers in the Option Repricing was subject to their agreement to cancel a portion of their Eligible Options, as indicated in the table below, effective immediately (the “Cancelled Options”). Each executive was required to agree to cancel one-third of their Eligible Options, on a grant-by-grant basis. The Cancelled Options were deducted proportionately from the vested and unvested portions of each Repriced Option grant.
To the extent an Eligible Option is exercised prior to the Premium End Date (as defined below), or the eligible employee’s employment terminates prior to the Premium End Date, the eligible employee will be required to pay the original exercise price per share of the Eligible Options. The “Premium End Date” means the earliest of (i) May 5, 2024, (ii) the date of a change in control, (iii) the eligible employee’s death or disability, or (iv) if an eligible employee is an executive subject to the cancellation of a portion of Eligible Options and is terminated under circumstances giving rise to severance under his or her employment agreement, the date of such termination. Except for the reduction in the exercise prices of the Eligible Options as described above, the Eligible Options will retain their existing terms and conditions as set forth in the 2019 Plan and the applicable award agreements.
The Board believes that the Option Repricing with the Premium End Date is in the best interests of the Company, as the amended stock options will provide added incentives to retain and motivate our key contributors, including the executive officers listed in the table below, without incurring the stock dilution resulting from significant additional equity grants to the eligible participants or significant additional cash expenditures resulting from additional cash compensation. In addition, in determining that the participation of the executive officers in the Option Repricing would be conditioned on the cancellation of 0.5 stock options for each Eligible Option retained by the executives, the Board considered that the Cancelled Options will be returned to the share reserve under the 2019 Plan and will be available for future issuance thereunder by us, resulting in an immediate reduction in dilution to us for the benefit of shareholders and ensuring we have sufficient shares to incentivize new and ongoing employees for the foreseeable future.
Information regarding the number of Cancelled Options and Eligible Options for each of our executive officers is provided in the table below.

Executive Officer	Original Number of Eligible Options	Original Exercise Price Range of Eligible Options	Number of Cancelled Options	Number of Eligible Options Remaining Following Option Repricing
Bryan Giraudo, Chief Operating Officer and Chief Financial Officer	721,500	$9.79 – 22.10	240,499	481,001
Christian Waage, Executive Vice President, Technical Operations and Administration	456,500	$9.79 – 22.10	152,166	304,334
Richard Aranda, M.D., Chief Medical Officer	372,925	$8.47 – 22.10	124,307	248,618
Caryn Peterson, Executive Vice President, Regulatory	346,425	$8.49 – 22.10	115,472	230,953
Other Non-Executive Management Employees	699,925	$8.70 – 22.10	233,304	466,621

The foregoing description of the Option Repricing and the cancellation of the Cancelled Options is qualified in its entirety by reference to the form of Option Repricing and Cancellation Agreement to be filed by us as an exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2023.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	8-K	2/12/2019	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
10.1	Gossamer Bio, Inc. Non-Employee Director Compensation Program.	10-K	3/17/2023	10.7
10.2	Fourth Amendment to Credit, Guarantee and Security Agreement, dated February 14, 2023, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	10-K	3/17/2023	10.24
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	May 9, 2023	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2023	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)