Form 10-Q
period 2023-06-30
Gossamer Bio, Inc.
filed 2023-08-08
CIK 1728117

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of August 3, 2023, the registrant had 225,322,142 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$37,004	$111,973
Marketable securities	125,122	143,705
Prepaid expenses and other current assets	11,250	6,202
Total current assets	173,376	261,880
Property and equipment, net	3,054	3,981
Operating lease right-of-use assets	4,546	5,909
Other assets	770	680
Total assets	$181,746	$272,450
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,205	$1,459
Accrued research and development expenses	12,062	15,626
Current portion of long-term debt	11,613	11,613
Accrued expenses and other current liabilities	14,260	20,532
Total current liabilities	40,140	49,230
Long-term convertible senior notes	196,144	195,709
Long-term debt	6,436	11,988
Operating lease liabilities - long-term	1,826	3,446
Total liabilities	244,546	260,373
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 95,452,703 shares issued and outstanding as of June 30, 2023, and 94,478,405 shares issued and 94,423,181 shares outstanding as of December 31, 2022	10	10
Additional paid-in capital	1,061,555	1,044,864
Accumulated deficit	(1,123,884)	(1,032,223)
Accumulated other comprehensive loss	(481)	(574)
Total stockholders' equity (deficit)	(62,800)	12,077
Total liabilities and stockholders' equity (deficit)	$181,746	$272,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$36,309	$42,580	$74,104	$84,902
In process research and development	15	15	30	35
General and administrative	9,976	11,277	20,108	23,278
Total operating expenses	46,300	53,872	94,242	108,215
Loss from operations	(46,300)	(53,872)	(94,242)	(108,215)
Other income (expense)
Interest income	695	300	1,282	524
Interest expense	(3,429)	(3,481)	(6,929)	(6,948)
Other income, net	6,538	587	8,228	388
Total other income (expense), net	3,804	(2,594)	2,581	(6,036)
Net loss	$(42,496)	$(56,466)	$(91,661)	$(114,251)
Other comprehensive income (loss):
Foreign currency translation	1	(138)	24	(146)
Unrealized gain (loss) on marketable securities	(46)	(36)	69	(413)
Other comprehensive income (loss)	(45)	(174)	93	(559)
Comprehensive loss	(42,541)	(56,640)	(91,568)	(114,810)
Net loss per share, basic and diluted	$(0.45)	$(0.74)	$(0.96)	$(1.50)
Weighted average common shares outstanding, basic and diluted	95,446,929	76,668,162	95,160,204	76,283,564
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	8,127	—	—	8,127
Issuance of common stock pursuant to Employee Stock Purchase Plan	249,623	—	367	—	—	367
Issuance of common stock for restricted stock units vested	716,067	—	—	—	—	—
Net loss	—	—	—	(49,165)	—	(49,165)
Other comprehensive income	—	—	—	—	138	138
Balance as of March 31, 2023	95,444,096	$10	$1,053,358	$(1,081,388)	$(436)	$(28,456)
Stock-based compensation	—	—	8,197	—	—	8,197
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(42,496)	—	(42,496)
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance as of June 30, 2023	95,452,703	$10	$1,061,555	$(1,123,884)	$(481)	$(62,800)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle	—	—	(53,527)	8,689	—	(44,838)
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	39,525	—	126	—	—	126
Stock-based compensation	—	—	10,983	—	—	10,983
Issuance of common stock pursuant to Employee Stock Purchase Plan	77,496	—	595	—	—	595
Issuance of common stock for restricted stock units vested	518,577	—	—	—	—	—
Net loss	—	—	—	(57,785)	—	(57,785)
Other comprehensive loss	—	—	—	—	(385)	(385)
Balance as of March 31, 2022	76,553,937	$8	$891,121	$(860,630)	$(340)	$30,159
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	8,005	—	21	—	—	21
Stock-based compensation	—	—	9,999	—	—	9,999
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(56,466)	—	(56,466)
Other comprehensive income	—	—	—	—	(174)	(174)
Balance as of June 30, 2022	76,736,224	$8	$901,141	$(917,096)	$(514)	$(16,461)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(91,661)	$(114,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	928	912
Stock-based compensation expense	16,324	20,982
In process research and development expenses	30	35
Amortization of operating lease right-of-use assets	1,363	1,284
Amortization of long-term debt discount and issuance costs	690	591
Amortization of premium (discount) on marketable securities, net of accretion of discounts	(3,036)	145
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(5,048)	(4,023)
Other assets	(90)	(174)
Operating lease liabilities	(1,463)	(1,350)
Accounts payable	716	1,204
Accrued expenses and other current liabilities	(1,051)	(2,531)
Accrued research and development expenses	(3,564)	(1,935)
Accrued compensation and benefits	(5,335)	(3,186)
Accrued interest expense	(43)	(8)
Net cash used in operating activities	(91,240)	(102,305)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	(30)	(35)
Purchase of marketable securities	(133,312)	(72,589)
Maturities of marketable securities	155,000	86,000
Purchase of property and equipment	—	(277)
Net cash provided by investing activities	21,658	13,099
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	367	595
Proceeds from the exercise of stock options	—	147
Principal repayments of long-term debt	(5,807)	—
Net cash provided by (used in) financing activities	(5,440)	742
Effect of exchange rate changes on cash and cash equivalents	53	(687)
Net decrease in cash and cash equivalents	(74,969)	(89,151)
Cash, cash equivalents and restricted cash, at the beginning of the period	111,973	183,467
Cash, cash equivalents and restricted cash, at the end of the period	$37,004	$94,316

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,283	$6,365

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$—	$3,029
Change in unrealized gain (loss) on marketable securities, net	$69	$(413)
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of June 30, 2023, the Company had an accumulated deficit of $1,123.9 million. From the Company’s inception through June 30, 2023, the Company has funded its operations primarily through equity and debt financings. The Company raised $1,062.1 million from October 2017 through June 30, 2023 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, its initial public offering ("IPO"), the Credit Facility and 2027 Notes (as defined in Note 5 below), and issuance of common stock in May 2020 and July 2022. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company $1.85125 per share and accompanying warrant. Each warrant will have an exercise price per share of $2.04, will be immediately exercisable on the date of issuance and will expire five years from the closing of the private placement. The aggregate gross proceeds for the private placement were approximately $212.1 million, before deducting offering expenses, which equaled approximately $10.7 million.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of June 30,
	2023	2022
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	19,739,058	13,183,909
Non-vested shares under restricted stock grants	444,687	2,103,757
Total potentially dilutive securities	32,505,645	27,609,566
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2023	December 31, 2022
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	130	130
Lab equipment	2-5	6,181	6,098
Leasehold improvements	6-7	2,562	2,562
Construction in process	N/A	—	83
Total property and equipment		10,093	10,093
Less: accumulated depreciation		7,039	6,112
Property and equipment, net		$3,054	$3,981
For the three months ended June 30, 2023 and 2022 the Company recorded approximately $0.5 million in both periods, respectively, in depreciation expense, and for the six months ended June 30, 2023 and 2022, the Company recorded approximately $0.9 million in both periods, in depreciation expense, which is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Accrued compensation and benefits	$8,199	$13,534
Operating lease liabilities	3,140	2,983
Accrued consulting fees	821	1,104
Accrued interest	1,021	1,065
Accrued legal fees	228	380
Accrued accounting fees	93	521
Accrued other	758	945
Total accrued expenses and other current liabilities	$14,260	$20,532

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2023
Money market funds	$25,584	$25,584	$—	$—
U.S. Treasury and agency securities	28,040	28,040	—	—
Commercial paper	87,421	—	87,421	—
Corporate debt securities	13,449	—	13,449	—
As of December 31, 2022
Money market funds	$54,662	$54,662	$—	$—
U.S. Treasury and agency securities	31,458	31,458	—	—
Commercial paper	134,954	—	134,954	—
Corporate debt securities	8,838	—	8,838	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short maturities.
There was $0.1 million of interest receivable as of June 30, 2023, and there was no significant interest receivable as of December 31, 2022. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of June 30, 2023 and December 31, 2022, the fair value of the Company’s 2027 Notes was $62.5 million and $61.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income, net in the Company's condensed consolidated statement of operations and comprehensive loss. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recover of their amortized cost basis.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of June 30, 2023
U.S. Treasury and agency securities	$28,027	$14	$—	$28,041
Corporate debt securities	13,450	—	(1)	13,449
Commercial paper	83,700	—	(68)	83,632
Total marketable securities	$125,177	$14	$(69)	$125,122
Number of securities with unrealized losses			17

As of December 31, 2022
U.S. Treasury and agency securities	$31,445	$13	$—	$31,458
Corporate debt securities	8,876	—	(38)	8,838
Commercial paper	103,508	—	(99)	103,409
Total marketable securities	$143,829	$13	$(137)	$143,705
Number of securities with unrealized losses			16
As of June 30, 2023 and December 31, 2022, the Company classified $3.8 million and $31.5 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of June 30, 2023 and December 31, 2022, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of June 30, 2023, were as follows (in thousands):

Estimated Fair Value
Less than one year	$125,122
Greater than one year	—
Total	$125,122
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations.  The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of June 30, 2023, the Company was in compliance with these covenants.
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
Debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Debt, current portion	$11,613	$11,613
Debt, non-current portion	6,774	12,581
Total debt	18,387	24,194
Less: unamortized debt discount and issuance costs	(338)	(593)
Debt, net	$18,049	$23,601

The scheduled future minimum principal payments are as follows (in thousands):

June 30, 2023
2023 (remaining 6 months)	$5,806
2024	11,613
2025	968
Total	$18,387
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of June 30, 2023, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.

As of June 30, 2023, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
As a result of the adoption of ASU 2020-06, the Company no longer accounts for the 2027 Notes separately as a liability and equity component. The conversion feature of the 2027 Notes was previously represented by an equity component of $53.5 million at issuance, with the excess of the principal amount of the liability component over the carrying amount (“debt discount”) was amortized to interest expense over the term of the 2027 Notes at an effective interest rate of 11.17%.
The Company accounts for the 2027 Notes as a single liability measured at amortized cost. As the equity component is no longer required to be split into a separate component, the Company recorded an adjustment to reflect this update.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes.
The net carrying amount of the 2027 Notes was as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$200,000	$200,000
Unamortized debt discount	(3,613)	(4,021)
Unamortized debt issuance cost	(243)	(270)
Net carrying amount	$196,144	$195,709

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$2,500	$2,500	$5,000	$5,000
Amortization of debt discount	205	194	407	386
Amortization of debt issuance cost	14	13	27	26
Total interest expense related to the 2027 Notes	$2,719	$2,707	$5,434	$5,412
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, which includes a payment of $10.0 million due upon initiation of the first Phase 3 clinical trial, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. In December 2020, the Company accrued a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib, which was paid in January 2021. As of June 30, 2023, no other milestones had been accrued as the underlying contingencies had not yet been met.
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
During the six months ended June 30, 2023 and the year ended December 31, 2022, no shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of June 30, 2023 and December 31, 2022, no shares and 55,227 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 8 - Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2023, an aggregate of 3,088,522 shares of common stock were available for issuance under the 2019 Plan. As of June 30, 2023 and December 31, 2022, 17,714,677 and 16,199,202 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the six months ended June 30, 2023, 249,623 shares were issued pursuant to the ESPP. As of June 30, 2023, an aggregate of 3,146,016 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of June 30, 2023 and December 31, 2022, 2,469,068 and 2,582,771 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of June 30, 2023, no shares of restricted stock awards granted under the 2017 Plan were unvested.
Stock Options
The fair value of each employee and non-employee time-vested stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses its own volatility to the extent it has sufficient trading history, and for awards in which sufficient trading history is not available, a peer group is used. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
On May 5, 2023, the Company granted to its Chairman and Chief Executive Officer 750,000 options with an exercise price of $1.36 per share. This grant contains both service and market based vesting conditions. The awards vest on the later of the date of achievement and the one-year anniversary of the grant date. The market condition becomes satisfied in 50%, 25% and 25% tranches upon achieving the average per-share closing price of the Company's common stock over any 30 consecutive calendar days following the grant date equal to or exceeding $5.00, $7.50 and $10.00, respectively. In the event a stock price tranche has not vested prior to the fourth anniversary of the grant date, any portion of the option attributable to such tranche will be forfeited. Due to the market condition included in this grant, the Company used the Geometric Brownian Motion/Monte Carlo model to value this award. The total stock-based compensation expense related to this award is $0.4 million, which is included in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss. The Company expects to recognize this expense over a weighted average period of approximately 2.2 years.

Effective May 5, 2023, and in accordance with the terms of the 2019 Plan, the Company's board of directors approved a stock option repricing (the “Option Repricing”) whereby the exercise price of each Eligible Option (as defined below) was immediately reduced to $1.36 per share, the closing stock price on May 5, 2023. For purposes of the Option Repricing, “Eligible Options” are 6,817,057 outstanding stock options as of May 5, 2023 (vested or unvested) granted under the 2019 Plan prior to November 30, 2022 and held by those eligible employees of the Company identified by the Company's board of directors, including the Company’s executive officers except for the Company’s Chairman and Chief Executive Officer.
The participation of the executive officers of the Company in the Option Repricing was subject to their agreement to cancel a portion of their Eligible Options effective immediately (the “Cancelled Options”). Each executive was required to agree to cancel one-third of his or her Eligible Options, on a grant-by-grant basis. The Cancelled Options were deducted proportionately from the vested and unvested portions of each Repriced Option grant.
To the extent an Eligible Option is exercised prior to the Premium End Date (as defined below), or the eligible employee’s employment terminates prior to the Premium End Date, the eligible employee will be required to pay the original exercise price per share of the Eligible Options in connection with any exercise of the Eligible Option. The “Premium End Date” means the earliest of (i) May 5, 2024, (ii) the date of a change in control, (iii) the eligible employee’s death or disability, or (iv) if an eligible employee is an executive subject to the cancellation of a portion of Eligible Options and is terminated under circumstances giving rise to severance under his or her employment agreement, the date of such termination. Except for the reduction in the exercise prices of the Eligible Options as described above, the Eligible Options will retain their existing terms and conditions as set forth in the 2019 Plan and the applicable award agreements.
The repricing resulted in $3.4 million of incremental cost, which was calculated using the Black-Scholes option-pricing model, of which $2.0 million of the incremental cost was recognized immediately, and $1.4 million of the incremental cost will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.
The following table summarizes stock option activity during the six months ended June 30, 2023:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options granted	11,570,739	$1.30
Options exercised	—	$—
Options forfeited/cancelled	(9,318,846)	$11.33
Outstanding as of June 30, 2023	19,739,058	$3.59	7.4	$1
Options vested and expected to vest as of June 30, 2023	19,739,058	$3.59	7.4	$1
Options exercisable as of June 30, 2023	8,065,502	$5.83	5.6	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on June 30, 2023 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023 and 2022 was $0.0 million and $0.3 million, respectively.
The weighted-average grant date fair value per share for the stock option grants during the six months ended June 30, 2023 and 2022 was $5.41 and $8.30, respectively.
The aggregate fair value of stock options that vested during the six months ended June 30, 2023 and 2022 was $22.8 million and $18.4 million, respectively.

Restricted Stock
The summary of the Company’s restricted stock activity during the six months ended June 30, 2023 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,350,035	$10.83
Granted	—	—
Vested	(779,900)	10.67
Forfeited	(125,448)	11.37
Nonvested at June 30, 2023	444,687	$10.95
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Research and development	$4,721	$5,587	$9,411	$12,205
General and administrative	3,476	4,412	6,913	8,777
Total stock-based compensation expense	$8,197	$9,999	$16,324	$20,982
As of June 30, 2023, the total unrecognized compensation expense related to the unvested stock option awards granted was $32.1 million, which the Company expects to recognize over a weighted-average period of approximately 2.4 years.
As of June 30, 2023, the total unrecognized stock-based compensation expense related to the unvested restricted stock awards granted was $2.9 million, which the Company expects to recognize over a weighted-average period of approximately 0.6 years.
As of June 30, 2023, the total unrecognized compensation expense related to the ESPP was $1.3 million, which the Company expects to recognize over a weighted-average period of approximately 0.7 years.
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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of June 30, 2023, the weighted average remaining lease term was 1.6 years.

Lease costs were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$779	$779	$1,557	$1,540
Short-term lease cost	13	10	26	20
Total lease cost	$792	$789	$1,583	$1,560
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2023 and 2022 was $0.8 million in both periods, and cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2023 and 2022 was $1.9 million in both periods, respectively.
Gross future minimum annual rental commitments as of June 30, 2023, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2023 (remaining 6 months)	$1,662
2024	3,419
2025	144
Total undiscounted rent payments	$5,225

Present value discount	(259)
Present value of lease payments	$4,966
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	3,140
Noncurrent operating lease liabilities	1,826
Total operating lease liability	$4,966
For the three months ended June 30, 2023 and 2022, the Company recorded $0.9 million and $0.8 million, in rent expense. For the six months ended June 30, 2023 and 2022, the Company recorded approximately $1.7 million in each period, respectively, in rent expense. Rent expense is included in research and development and general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.
Note 10 - Subsequent Events
See Note 1 for the information regarding the private placement that the Company completed on July 24, 2023.

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
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing seralutinib for the treatment of pulmonary arterial hypertension, or PAH. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, patients were able to enroll into an open-label extension trial. We reported interim results from this ongoing open-label extension trial in July 2023, and we expect to release updated results from this open-label extension trial in the fourth quarter of 2023 or the first quarter of 2024. We expect to initiate a Phase 3 program in PAH in the third quarter of 2023. We expect to begin clinical development of seralutinib for the treatment of pulmonary hypertension associated with interstitial lung disease in the first half of 2024. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings. We raised $1,062.1 million from October 2017 through June 30, 2023 through the sale of Series A and Series B convertible preferred stock financings, issuance of convertible notes, proceeds from our IPO completed in February 2019, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 5.00% convertible senior notes due 2027, or the 2027 Notes, and our common stock in May 2020, and proceeds from a private placement of our common stock in July 2022. As of June 30, 2023, we had $162.1 million in cash, cash equivalents and marketable securities. See Note 1 for the information regarding the private placement that the Company completed on July 24, 2023.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended June 30, 2023 and 2022, our net loss was $42.5 million and $56.5 million, respectively. For the six months ended June 30, 2023 and 2022, our net loss was $91.7 million and $114.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $1,123.9 million. We expect our expenses and operating losses will remain relatively flat as we conduct our ongoing and planned clinical trials, continue our research and development activities and conduct preclinical studies, and seek regulatory approvals for our product candidates, as well as hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as our product candidates progress through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed or acquired our product candidates, including seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the six months ended June 30, 2023, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023.

Results of Operations – Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table sets forth our selected statements of operations data for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,		2023 vs 2022
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$36,309	$42,580	$(6,271)
In process research and development	15	15	—
General and administrative	9,976	11,277	(1,301)
Total operating expenses	46,300	53,872	(7,572)
Loss from operations	(46,300)	(53,872)	7,572
Other income (expense)
Interest income	695	300	395
Interest expense	(3,429)	(3,481)	52
Other income, net	6,538	587	5,951
Total other income (expense), net	3,804	(2,594)	6,398
Net loss	$(42,496)	$(56,466)	$13,970
The following table sets forth our selected statements of operations data for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,		2023 vs 2022
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$74,104	$84,902	$(10,798)
In process research and development	30	35	(5)
General and administrative	20,108	23,278	(3,170)
Total operating expenses	94,242	108,215	(13,973)
Loss from operations	(94,242)	(108,215)	13,973
Other income (expense)
Interest income	1,282	524	758
Interest expense	(6,929)	(6,948)	19
Other income, net	8,228	388	7,840
Total other income (expense), net	2,581	(6,036)	8,617
Net loss	$(91,661)	$(114,251)	$22,590
Operating Expenses
Research and development
Research and development expenses were $36.3 million for the three months ended June 30, 2023, compared to $42.6 million for the three months ended June 30, 2022, for a decrease of $6.3 million, which was primarily attributable to a decrease of $9.5 million of costs associated with preclinical studies and clinical trials for other programs and a decrease of $5.7 million of costs associated with preclinical studies and clinical trials for GB5121, offset by an increase of $8.9 million of costs associated with preclinical studies and clinical trials for seralutinib.

Research and development expenses were $74.1 million for the six months ended June 30, 2023, compared to $84.9 million for the six months ended June 30, 2022, for a decrease of $10.8 million, which was primarily attributable to a decrease of $22.6 million of costs associated with preclinical studies and clinical trials for other programs and a decrease of $2.9 million of costs associated with preclinical studies and clinical trials for GB5121, offset by an increase of $14.7 million of costs associated with preclinical studies and clinical trials for seralutinib.
The following table shows our research and development expenses by program for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Seralutinib	$22,189	$13,317	$40,139	$25,471
GB5121	8,343	14,024	20,658	23,536
Other programs	5,777	8,406	12,770	17,218
Other terminated programs	—	6,833	537	18,677
Total research and development	$36,309	$42,580	$74,104	$84,902
In process research and development
There were no significant IPR&D expenses for the three and six months ended June 30, 2023 and 2022.
General and administrative
General and administrative expenses were $10.0 million for the three months ended June 30, 2023, compared to $11.3 million for the three months ended June 30, 2022, for a decrease of $1.3 million, which was primarily attributable to a $0.9 million decrease in stock-based compensation expense, a decrease of $0.2 million in insurance expense, and a decrease of $0.2 million in facilities and office costs.
General and administrative expenses were $20.1 million for the six months ended June 30, 2023, compared to $23.3 million for the six months ended June 30, 2022, for a decrease of $3.2 million, which was primarily attributable to a $1.9 million decrease in stock-based compensation expense, a decrease of $0.4 million in professional services expense, a decrease of $0.4 million in insurance costs and a decrease of $0.5 million in other operating expense.
Other expense, net
Other income, net was $3.8 million for the three months ended June 30, 2023, compared to other expense, net of $2.6 million for the three months ended June 30, 2022, for a decrease of $6.4 million, which was primarily attributable to a $1.6 million increase in investment accretion and a $4.9 million increase in other income related to $2.8 million of employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and $2.1 million of Ireland Corporate R&D tax credit.
Other income, net was $2.6 million for the six months ended June 30, 2023, compared to other expense, net of $6.0 million for the six months ended June 30, 2022, for a decrease of $8.6 million, which was primarily attributable to a $3.5 million increase in investment accretion and a $4.9 million increase in other income related to $2.8 million of employee retention credit under the CARES Act and $2.1 million of Ireland Corporate R&D tax credit.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we had an accumulated deficit of $1,123.9 million.
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

Under our license agreement with Pulmokine, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of June 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through June 30, 2023, our operations have been financed primarily by gross proceeds of $1,062.1 million from the sale of our convertible preferred stock, issuance of convertible notes, proceeds from our IPO, proceeds from our Credit Facility, proceeds from our concurrent underwritten public offerings of 2027 Notes and common stock, and proceeds from our private placement of common stock. As of June 30, 2023 we had cash, cash equivalents and marketable securities of $162.1 million. See Note 1 for the information regarding the private placement that the Company completed on July 24, 2023. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of June 30, 2023, no tranches under the Credit Facility were available to be drawn.
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
On July 24, 2023, we completed a private placement of 129,869,440 shares of our common stock. The aggregate gross proceeds for the private placement were approximately $212.1 million, before deducting offering expenses.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
The following table shows a summary of our cash flows for each of the six months ended June 30, 2023 and 2022, respectively:

	Six months ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(91,240)	$(102,305)
Net cash provided by investing activities	21,658	13,099
Net cash provided by (used in) financing activities	(5,440)	742
Effect of exchange rate changes on cash and cash equivalents	53	(687)
Net decrease in cash and cash equivalents	$(74,969)	$(89,151)
Operating activities
During the six months ended June 30, 2023, operating activities used approximately $91.2 million of cash, primarily resulting from a net loss of $91.7 million and changes in prepaid expenses and other current liabilities of $5.0 million, changes in accrued research and development expenses of $3.6 million and changes in accrued compensation and benefits of $5.3 million, reduced by stock-based compensation expense of $16.3 million.
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
Investing activities
During the six months ended June 30, 2023, investing activities provided approximately $21.7 million of cash, primarily resulting from the maturities of marketable securities of $155.0 million, offset by the purchases of marketable securities of $133.3 million.
During the six months ended June 30, 2022, investing activities provided approximately $13.1 million of cash, primarily resulting from the purchases of marketable securities of $72.6 million, offset by the maturities of marketable securities of $86.0 million.
Financing activities
During the six months ended June 30, 2023, financing activities used $5.4 million of cash, primarily resulting from the principal repayments of long-term debt of $5.8 million, offset by proceeds from the purchase of shares pursuant to the ESPP of $0.4 million.
During the six months ended June 30, 2022, financing activities provided $0.7 million of cash, primarily resulting from the purchase of shares pursuant to the ESPP and proceeds from the exercise of stock options.
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through at least the next 12 months from the date these condensed consolidated financial statements were available to be issued. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 17, 2023.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 17, 2023 and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 9, 2023.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation, as amended.				X
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
4.6	Form of Warrant	8-K	7/20/2023	4.1
10.1#	Form of Option Repricing and Cancellation Agreement.				X
10.2	Form of Securities Purchase Agreement.	8-K	7/20/2023	10.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	August 8, 2023	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)