Form 10-Q
period 2023-09-30
Gossamer Bio, Inc.
filed 2023-11-09
CIK 1728117

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of November 3, 2023, the registrant had 225,409,314 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$82,609	$111,973
Marketable securities	246,279	143,705
Prepaid expenses and other current assets	12,602	6,202
Total current assets	341,490	261,880
Property and equipment, net	1,941	3,981
Operating lease right-of-use assets	3,845	5,909
Other assets	649	680
Total assets	$347,925	$272,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,251	$1,459
Accrued research and development expenses	11,990	15,626
Current portion of long-term debt	11,613	11,613
Accrued expenses and other current liabilities	17,462	20,532
Total current liabilities	42,316	49,230
Long-term convertible senior notes	196,366	195,709
Long-term debt	3,634	11,988
Operating lease liabilities - long-term	992	3,446
Total liabilities	243,308	260,373
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 225,409,315 shares issued and outstanding as of September 30, 2023, and 94,478,405 shares issued and 94,423,181 shares outstanding as of December 31, 2022	23	10
Additional paid-in capital	1,269,104	1,044,864
Accumulated deficit	(1,163,892)	(1,032,223)
Accumulated other comprehensive loss	(618)	(574)
Total stockholders' equity	104,617	12,077
Total liabilities and stockholders' equity	$347,925	$272,450
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$31,200	$44,509	$105,334	$129,411
In process research and development	—	15	—	50
General and administrative	9,290	11,497	29,398	34,775
Total operating expenses	40,490	56,021	134,732	164,236
Loss from operations	(40,490)	(56,021)	(134,732)	(164,236)
Other income (expense)
Interest income	405	465	1,687	989
Interest expense	(3,343)	(3,475)	(10,272)	(10,423)
Other income (expense), net	3,420	(332)	11,648	56
Total other income (expense), net	482	(3,342)	3,063	(9,378)
Net loss	$(40,008)	$(59,363)	$(131,669)	$(173,614)
Other comprehensive income (loss):
Foreign currency translation	(170)	(173)	(146)	(319)
Unrealized gain (loss) on marketable securities	33	102	102	(311)
Other comprehensive loss	(137)	(71)	(44)	(630)
Comprehensive loss	(40,145)	(59,434)	(131,713)	(174,244)
Net loss per share, basic and diluted	$(0.21)	$(0.65)	$(1.03)	$(2.14)
Weighted average common shares outstanding, basic and diluted	192,883,209	91,181,427	128,092,499	81,304,089
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	8,127	—	—	8,127
Issuance of common stock pursuant to Employee Stock Purchase Plan	249,623	—	367	—	—	367
Issuance of common stock for restricted stock units vested	716,067	—	—	—	—	—
Net loss	—	—	—	(49,165)	—	(49,165)
Other comprehensive income	—	—	—	—	138	138
Balance as of March 31, 2023	95,444,096	$10	$1,053,358	$(1,081,388)	$(436)	$(28,456)
Stock-based compensation	—	—	8,197	—	—	8,197
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(42,496)	—	(42,496)
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance as of June 30, 2023	95,452,703	$10	$1,061,555	$(1,123,884)	$(481)	$(62,800)
Issuance of common stock and accompanying warrants in connection with a private offering, net of offering costs of $10,779	129,869,440	13	201,310	—	—	201,323
Stock-based compensation	—	—	6,162	—	—	6,162
Issuance of common stock pursuant to Employee Stock Purchase Plan	87,172	—	77	—	—	77
Net loss	—	—	—	(40,008)	—	(40,008)
Other comprehensive loss	—	—	—	—	(137)	(137)
Balance as of September 30, 2023	225,409,315	$23	$1,269,104	$(1,163,892)	$(618)	$104,617

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle	—	—	(53,527)	8,689	—	(44,838)
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	39,525	—	126	—	—	126
Stock-based compensation	—	—	10,983	—	—	10,983
Issuance of common stock pursuant to Employee Stock Purchase Plan	77,496	—	595	—	—	595
Issuance of common stock for restricted stock units vested	518,577	—	—	—	—	—
Net loss	—	—	—	(57,785)	—	(57,785)
Other comprehensive loss	—	—	—	—	(385)	(385)
Balance as of March 31, 2022	76,553,937	$8	$891,121	$(860,630)	$(340)	$30,159
Vesting of restricted stock	165,675	—	—	—	—	—
Exercise of stock options	8,005	—	21	—	—	21
Stock-based compensation	—	—	9,999	—	—	9,999
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(56,466)	—	(56,466)
Other comprehensive income	—	—	—	—	(174)	(174)
Balance as of June 30, 2022	76,736,224	$8	$901,141	$(917,096)	$(514)	$(16,461)
Issuance of common stock in connection with a private offering, net of offering costs of $184	16,649,365	2	119,926	—	—	119,928
Vesting of restricted stock	165,676	—	—	—	—	—
Exercise of stock options	219,573	—	1,576	—	—	1,576
Stock-based compensation	—	—	10,122	—	—	10,122
Issuance of common stock pursuant to Employee Stock Purchase Plan	80,362	—	620	—	—	620
Issuance of common stock for restricted stock units vested	63,000	—	—	—	—	—
Net loss	—	—	—	(59,363)	—	(59,363)
Other comprehensive loss	—	—	—	—	(71)	(71)
Balance as of September 30, 2022	93,914,200	$10	$1,033,385	$(976,459)	$(585)	$56,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(131,669)	$(173,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,315	1,372
Stock-based compensation expense	22,486	31,104
In process research and development expenses	—	50
Amortization of operating lease right-of-use assets	2,064	1,934
Amortization of long-term debt discount and issuance costs	1,013	893
Amortization of discount on marketable securities, net of accretion of discounts	(5,868)	(261)
Loss on disposal of property and equipment	726	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,400)	(1,151)
Other assets	31	451
Operating lease liabilities	(2,216)	(2,030)
Accounts payable	(272)	(2,098)
Accrued expenses and other current liabilities	(1,255)	(1,561)
Accrued research and development expenses	(3,636)	4,541
Accrued compensation and benefits	(4,483)	(1,415)
Accrued interest expense	2,430	2,483
Net cash used in operating activities	(125,734)	(139,302)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	—	(50)
Purchase of marketable securities	(321,404)	(160,641)
Maturities of marketable securities	224,800	151,500
Purchase of property and equipment	—	(308)
Net cash used in investing activities	(96,604)	(9,499)
Cash flows from financing activities
Proceeds from issuance of common stock and common warrants in a private offering, net of offering costs	201,323	119,928
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	444	1,215
Proceeds from the exercise of stock options	—	1,723
Principal repayments of long-term debt	(8,710)	(2,903)
Net cash provided by financing activities	193,057	119,963
Effect of exchange rate changes on cash and cash equivalents	(83)	(1,152)
Net decrease in cash and cash equivalents	(29,364)	(29,990)
Cash, cash equivalents and restricted cash, at the beginning of the period	111,973	183,467
Cash, cash equivalents and restricted cash, at the end of the period	$82,609	$153,477

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,831	$7,042

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$—	$3,029
Change in unrealized gain (loss) on marketable securities, net	$102	$(311)
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$49
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
The unaudited condensed consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated upon consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of September 30, 2023, the Company had an accumulated deficit of $1,163.9 million. From the Company’s inception through September 30, 2023, the Company has funded its operations primarily through equity and debt financings. The Company raised $1,263.2 million from October 2017 through September 30, 2023 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, its initial public offering ("IPO"), the Credit Facility and 2027 Notes (as defined in Note 5 below), issuance of common stock in May 2020 and July 2022 and issuance of common stock and accompanying warrants in July 2023 (see Note 7).
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
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company uses the if-converted method for assumed conversion of the 2027 Notes to compute the weighted average shares of common stock outstanding for diluted net loss per share. Diluted net loss per share excludes the potential impact of the Company’s common stock options, warrants for the purchase of common stock, unvested shares of restricted stock and the potential shares issuable upon conversion of the 2027 Notes because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of September 30,
	2023	2022
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	18,358,583	12,789,376
Shares issuable upon exercise of warrants	32,467,360	—
Non-vested shares under restricted stock grants	431,531	1,856,688
Total potentially dilutive securities	63,579,374	26,967,964
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2023	December 31, 2022
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	52	130
Lab equipment	2-5	3,168	6,098
Leasehold improvements	6-7	2,562	2,562
Construction in process	N/A	—	83
Total property and equipment		7,002	10,093
Less: accumulated depreciation		(5,061)	(6,112)
Property and equipment, net		$1,941	$3,981
For the three months ended September 30, 2023 and 2022 the Company recorded approximately $0.4 million and $0.5 million, respectively, in depreciation expense, and for the nine months ended September 30, 2023 and 2022, the Company recorded approximately $1.3 million and $1.4 million, respectively, in depreciation expense, which is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$9,051	$13,534
Operating lease liabilities	3,220	2,983
Accrued consulting fees	637	1,104
Accrued interest	3,495	1,065
Accrued legal fees	127	380
Accrued accounting fees	165	521
Accrued other	767	945
Total accrued expenses and other current liabilities	$17,462	$20,532

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2023
Money market funds	$19,885	$19,885	$—	$—
U.S. Treasury and agency securities	83,790	83,790	—	—
Commercial paper	216,096	—	216,096	—
As of December 31, 2022
Money market funds	$54,662	$54,662	$—	$—
U.S. Treasury and agency securities	31,458	31,458	—	—
Commercial paper	134,954	—	134,954	—
Corporate debt securities	8,838	—	8,838	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short maturities.
There was no interest receivable as of September 30, 2023, and there was no significant interest receivable as of December 31, 2022. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed consolidated balance sheets.
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
As of September 30, 2023 and December 31, 2022, the fair value of the Company’s 2027 Notes was $78.9 million and $61.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income (expense), net in the Company's condensed consolidated statement of operations and comprehensive loss. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recover of their amortized cost basis.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of September 30, 2023
U.S. Treasury and agency securities	$83,766	$24	$—	$83,790
Corporate debt securities	—	—	—	—
Commercial paper	162,535	—	(46)	162,489
Total marketable securities	$246,301	$24	$(46)	$246,279
Number of securities with unrealized losses			20

As of December 31, 2022
U.S. Treasury and agency securities	$31,445	$13	$—	$31,458
Corporate debt securities	8,876	—	(38)	8,838
Commercial paper	103,508	—	(99)	103,409
Total marketable securities	$143,829	$13	$(137)	$143,705
Number of securities with unrealized losses			16
As of September 30, 2023 and December 31, 2022, the Company classified $53.6 million and $31.5 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2023 and December 31, 2022, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of September 30, 2023, were as follows (in thousands):

Estimated Fair Value
Less than one year	$246,279
Greater than one year	—
Total	$246,279
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of September 30, 2023, the Company was in compliance with these covenants.
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
Debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Debt, current portion	$11,613	$11,613
Debt, non-current portion	3,871	12,581
Total debt	15,484	24,194
Less: unamortized debt discount and issuance costs	(237)	(593)
Debt, net	$15,247	$23,601

The scheduled future minimum principal payments are as follows (in thousands):

September 30, 2023
2023 (remaining 3 months)	$2,903
2024	11,613
2025	968
Total	$15,484
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of September 30, 2023, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.

As of September 30, 2023, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the 2027 Notes was as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$200,000	$200,000
Unamortized debt discount	(3,405)	(4,021)
Unamortized debt issuance cost	(229)	(270)
Net carrying amount	$196,366	$195,709

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$2,500	$2,500	$7,500	$7,500
Amortization of debt discount	208	197	615	582
Amortization of debt issuance cost	14	13	41	39
Total interest expense related to the 2027 Notes	$2,722	$2,710	$8,156	$8,121
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, which includes a payment of $10.0 million due upon initiation of the first Phase 3 clinical trial, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021. As of September 30, 2023, no other milestones had been accrued as the underlying contingencies had not yet been met.
Note 7 - Stockholders’ Equity
Common Stock
Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Company's board of directors.
Private Placement Financing
On July 15, 2022, the Company completed a private placement of 16,649,365 shares of the Company's common stock at purchase price of $7.21 per share. The gross proceeds for the private placement were $120.1 million, before deducting offering expenses, which equaled $0.2 million. On August 9, 2022, the Company filed a registration statement on Form S-3 registering the shares of common stock issued in the private placement, which registration statement became automatically effective on August 9, 2022.
On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company $1.85125, per share and accompanying warrant. Each warrant has an exercise price per share of $2.04, was immediately exercisable on the date of issuance and will expire five years from the closing of the private placement. The aggregate gross proceeds for the private placement were approximately $212.1 million, before deducting offering expenses, which equaled $10.8 million. On August 18, 2023, the Company filed a registration statement on Form S-3 registering the shares of common stock and shares of common stock issuable upon the exercise of warrants issued in the private placement, which registration statement became effective on August 28, 2023.
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

During the nine months ended September 30, 2023 and the year ended December 31, 2022, no shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of September 30, 2023 and December 31, 2022, no shares and 55,227 shares of common stock, respectively, were subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 8 - Equity Incentive Plans
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2023, an aggregate of 4,482,152 shares of common stock were available for issuance under the 2019 Plan. As of September 30, 2023 and December 31, 2022, 16,605,681 and 16,199,202 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the nine months ended September 30, 2023, 336,795 shares were issued pursuant to the ESPP. As of September 30, 2023, an aggregate of 3,058,844 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2023 and December 31, 2022, 2,184,433 and 2,582,771 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of September 30, 2023, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following table summarizes stock option activity during the nine months ended September 30, 2023:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options granted	11,649,890	$1.30
Options exercised	—	$—
Options forfeited/cancelled	(10,778,472)	$11.12
Outstanding as of September 30, 2023	18,358,583	$3.09	7.5	$—
Options vested and expected to vest as of September 30, 2023	18,358,583	$3.09	7.5	$—
Options exercisable as of September 30, 2023	7,470,969	$4.72	6.0	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2023 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2022 was $0.0 million and $1.5 million, respectively.

The weighted-average grant date fair value per share for the stock option grants during the nine months ended September 30, 2023 and 2022 was $5.38 and $8.27, respectively.
The aggregate fair value of stock options that vested during the nine months ended September 30, 2023 and 2022 was $17.1 million and $26.1 million, respectively.
Warrants
On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company $1.85125, per share and accompanying warrant. Each warrant has an exercise price per share of $2.04, was immediately exercisable on the date of issuance and will expire five years from the closing of the private placement.
Given that the warrants are indexed to the Company's shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company's unaudited condensed consolidated balance sheets.
As of September 30, 2023, there were 32,467,360 warrants outstanding.
Restricted Stock
The summary of the Company’s restricted stock activity during the nine months ended September 30, 2023 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,350,035	$10.83
Granted	—	—
Vested	(779,900)	10.67
Forfeited	(138,604)	11.39
Nonvested at September 30, 2023	431,531	$10.93
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Research and development	$3,250	$5,595	$12,661	$17,800
General and administrative	2,912	4,527	9,825	13,304
Total stock-based compensation expense	$6,162	$10,122	$22,486	$31,104
As of September 30, 2023, the total unrecognized compensation expense related to the unvested stock option awards granted was $26.2 million, which the Company expects to recognize over a weighted-average period of approximately 2.2 years.
As of September 30, 2023, the total unrecognized stock-based compensation expense related to the unvested restricted stock awards granted was $1.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.4 years.
As of September 30, 2023, the total unrecognized compensation expense related to the ESPP was $1.3 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.

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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheets at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of September 30, 2023, the weighted average remaining lease term was 1.3 years.
Lease costs were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$778	$778	$2,335	$2,318
Short-term lease cost	13	12	39	32
Total lease cost	$791	$790	$2,374	$2,350
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2023 and 2022 was $0.6 million and $0.5 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2023 and 2022 was $2.5 million and $2.4 million, respectively.
Gross future minimum annual rental commitments as of September 30, 2023, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2023 (remaining 3 months)	$831
2024	3,418
2025	144
Total undiscounted rent payments	$4,393

Present value discount	(181)
Present value of lease payments	$4,212
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	3,220
Noncurrent operating lease liabilities	992
Total operating lease liability	$4,212
For the three months ended September 30, 2023 and 2022, the Company recorded $0.9 million and $0.8 million, in rent expense. For the nine months ended September 30, 2023 and 2022, the Company recorded approximately $2.6 million and $2.5 million, respectively, in rent expense. Rent expense is included in research and development and general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, the timing and likelihood of regulatory filings and approvals for seralutinib, the impact of recovery from COVID-19 on our business, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report, Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 17, 2023, and Part II, Item 1A, “Risk Factors” of our subsequently filed quarterly reports. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a clinical-stage biopharmaceutical company focused on developing and commercializing seralutinib for the treatment of pulmonary arterial hypertension, or PAH. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, patients were able to enroll into an open-label extension trial. We reported interim results from this ongoing open-label extension trial in July 2023, and we expect to release updated results from this open-label extension trial in the fourth quarter of 2023. In the fourth quarter of 2023, we expect to dose the first PAH patient in the Phase 3 PROSERA study. We expect to begin clinical development of seralutinib for the treatment of pulmonary hypertension associated with interstitial lung disease in the first half of 2024. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings. We raised $1,263.2 million from October 2017 through September 30, 2023 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our initial public offering, or IPO, completed in February 2019, proceeds from the Credit Facility and 2027 Notes (as defined below), issuance of common stock in May 2020 and July 2022 and issuance of common stock and accompanying warrants in July 2023. As of September 30, 2023, we had $328.9 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended September 30, 2023 and 2022, our net loss was $40.0 million and $59.4 million, respectively. For the nine months ended September 30, 2023 and 2022, our net loss was $131.7 million and $173.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $1,163.9 million. We expect our expenses and operating losses will remain relatively flat as compared to the third quarter of 2023, as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to the licensors and other third parties from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for seralutinib, which we expect will take a number of years. If we obtain regulatory approval for seralutinib, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate seralutinib development or future commercialization efforts or grant rights to develop and market seralutinib even if we would otherwise prefer to develop and market seralutinib ourselves.
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

Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. We deploy our personnel and facility related resources across all of our research and development activities. We track external costs and personnel expense on a program-by-program basis and allocate common expenses, such as facility related resources, to each program based on the personnel resources allocated to such program. Stock-based compensation and personnel and common expenses not attributable to a specific program are considered unallocated research and development expenses. We categorize Other Terminated Programs as any research and development expenses attributable to our clinical stage product candidates that were terminated prior to December 31, 2022 and Other Programs as any preclinical or non-clinical related research and development expenses attributable to our preclinical product candidates that were terminated in the current fiscal year.
We expect our research and development expenses for the foreseeable future to remain relatively flat as we continue the development of seralutinib. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of seralutinib due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to how much funding to direct to seralutinib on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to seralutinib's commercial potential. We will need to raise substantial additional capital in the future.
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
•the cost and timing of manufacturing seralutinib;
•the costs incurred as a result of the COVID-19 pandemic, including clinical trial delays;
•the phase of development of seralutinib; and
•the efficacy and safety profile of seralutinib.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the nine months ended September 30, 2023, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 17, 2023.

Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table sets forth our selected statements of operations data for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,		2023 vs 2022
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$31,200	$44,509	$(13,309)
In process research and development	—	15	(15)
General and administrative	9,290	11,497	(2,207)
Total operating expenses	40,490	56,021	(15,531)
Loss from operations	(40,490)	(56,021)	15,531
Other income (expense)
Interest income	405	465	(60)
Interest expense	(3,343)	(3,475)	132
Other income (expense), net	3,420	(332)	3,752
Total other income (expense), net	482	(3,342)	3,824
Net loss	$(40,008)	$(59,363)	$19,355
The following table sets forth our selected statements of operations data for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,		2023 vs 2022
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$105,334	$129,411	$(24,077)
In process research and development	—	50	(50)
General and administrative	29,398	34,775	(5,377)
Total operating expenses	134,732	164,236	(29,504)
Loss from operations	(134,732)	(164,236)	29,504
Other income (expense)
Interest income	1,687	989	698
Interest expense	(10,272)	(10,423)	151
Other income, net	11,648	56	11,592
Total other income (expense), net	3,063	(9,378)	12,441
Net loss	$(131,669)	$(173,614)	$41,945
Operating Expenses
Research and development
Research and development expenses were $31.2 million for the three months ended September 30, 2023, compared to $44.5 million for the three months ended September 30, 2022, for a decrease of $13.3 million, which was primarily attributable to a decrease of $12.7 million of costs associated with preclinical studies and clinical trials for GB5121, a decrease of $5.5 million of costs associated with preclinical studies and clinical trials for other programs and a decrease of $4.3 million of costs associated with preclinical studies and clinical trials for other terminated programs, offset by an increase of $9.2 million of costs associated with preclinical studies and clinical trials for seralutinib.

Research and development expenses were $105.3 million for the nine months ended September 30, 2023, compared to $129.4 million for the nine months ended September 30, 2022, for a decrease of $24.1 million, which was primarily attributable to a decrease of $22.4 million of costs associated with preclinical studies and clinical trials for other terminated programs, a decrease of $15.5 million of costs associated with preclinical studies and clinical trials for GB5121, and a decrease of $9.9 million of costs associated with preclinical studies and clinical trials for other programs, offset by an increase of $23.8 million of costs associated with preclinical studies and clinical trials for seralutinib.
The following table shows our research and development expenses by program for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Seralutinib	$27,010	$17,855	$67,149	$43,326
GB5121	1,815	14,477	22,473	38,013
Other programs	2,375	7,873	15,175	25,091
Other terminated programs	—	4,304	537	22,981
Total research and development	$31,200	$44,509	$105,334	$129,411
In process research and development
There were no significant IPR&D expenses for the three and nine months ended September 30, 2023 and 2022.
General and administrative
General and administrative expenses were $9.3 million for the three months ended September 30, 2023, compared to $11.5 million for the three months ended September 30, 2022, for a decrease of $2.2 million, which was primarily attributable to a $1.6 million decrease in stock-based compensation expense, a decrease of $0.3 million in professional services expense and a decrease of $0.3 million in other operating expense.
General and administrative expenses were $29.4 million for the nine months ended September 30, 2023, compared to $34.8 million for the nine months ended September 30, 2022, for a decrease of $5.4 million, which was primarily attributable to a $3.5 million decrease in stock-based compensation expense, a decrease of $0.8 million in professional services expense, a decrease of $0.5 million in insurance costs and a decrease of $0.5 million in other operating expense.
Other income (expense), net
Other income, net was $0.5 million for the three months ended September 30, 2023, compared to other expense, net of $3.3 million for the three months ended September 30, 2022, for an increase of $3.8 million, which was primarily attributable to a $2.7 million increase in investment accretion and a $0.8 million increase in other income related to an Ireland Corporate R&D tax credit.
Other income, net was $3.1 million for the nine months ended September 30, 2023, compared to other expense, net of $9.4 million for the nine months ended September 30, 2022, for an increase of $12.4 million, which was primarily attributable to a $6.1 million increase in investment accretion, a $4.9 million increase in other income related to $2.8 million of employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and $2.1 million of Ireland Corporate R&D tax credit, a $0.7 million increase in interest income and a $0.2 million decrease in interest expense.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, we had an accumulated deficit of $1,163.9 million.
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

Under our license agreement with Pulmokine, as well as our other license and acquisition agreements, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under those agreements. As of September 30, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through September 30, 2023, our operations have been financed primarily by proceeds of $1,263.2 million from the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our IPO, proceeds from our Credit Facility and 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022 and proceeds from issuance of common stock and accompanying warrants in July 2023. As of September 30, 2023 we had cash, cash equivalents and marketable securities of $328.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of September 30, 2023, no tranches under the Credit Facility were available to be drawn.
On April 10, 2020, we filed a registration statement on Form S-3, or the 2020 Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on April 10, 2020.
On May 21, 2020, we issued $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027 in a registered public offering, or the 2027 Notes. The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year commencing on December 1, 2020. The total net proceeds from the 2027 Notes, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. Concurrent with the registered underwritten public offering of the 2027 Notes, we completed an underwritten public offering of 9,433,963 shares of our common stock. We received net proceeds of $117.1 million, after deducting underwriting discounts and commissions and other offering costs. Our concurrent offerings of 2027 Notes and common stock were registered pursuant to the 2020 Shelf Registration Statement.
On March 3, 2022, we filed a registration statement on Form S-3 covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which became automatically effective on March 3, 2022.
On July 15, 2022, we completed a private placement of 16,649,365 shares of our common stock. The aggregate gross proceeds for the private placement were approximately $120.1 million, before deducting offering expenses. On August 9, 2022, we filed a registration statement on Form S-3 registering the resale of the shares of common stock issued in the private placement, which became automatically effective on August 9, 2022.
On July 24, 2023, we completed a private placement of 129,869,440 shares of our common stock and 32,467,360 accompanying warrants. The aggregate gross proceeds for the private placement were $212.1 million, before deducting offering expenses. On August 18, 2023, we filed a registration statement on Form S-3 registering the resale of the shares of common stock and shares of common stock issuable upon the exercise of warrants issued in the private placement, which became effective on August 28, 2023.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.

The following table shows a summary of our cash flows for each of the nine months ended September 30, 2023 and 2022, respectively:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(125,734)	$(139,302)
Net cash used in investing activities	(96,604)	(9,499)
Net cash provided by financing activities	193,057	119,963
Effect of exchange rate changes on cash and cash equivalents	(83)	(1,152)
Net decrease in cash and cash equivalents	$(29,364)	$(29,990)
Operating activities
During the nine months ended September 30, 2023, operating activities used approximately $125.7 million of cash, primarily resulting from a net loss of $131.7 million and changes in prepaid expenses and other current liabilities of $6.4 million, changes in amortization of premium on investments of $5.9 million and changes in accrued compensation and benefits of $4.5 million, reduced by stock-based compensation expense of $22.5 million.
During the nine months ended September 30, 2022, operating activities used approximately $139.3 million of cash, primarily resulting from a net loss of $173.6 million and changes in accounts payable of $2.1 million, reduced by stock-based compensation expense of $31.1 million, and accrued research and development expenses of $4.5 million.
Investing activities
During the nine months ended September 30, 2023, investing activities used approximately $96.6 million of cash, primarily resulting from the purchases of marketable securities of $321.4 million, offset by the maturities of marketable securities of $224.8 million.
During the nine months ended September 30, 2022, investing activities used approximately $9.5 million of cash, primarily resulting from the purchases of marketable securities of $160.6 million, offset by the maturities of marketable securities of $151.5 million.
Financing activities
During the nine months ended September 30, 2023, financing activities provided $193.1 million of cash, primarily resulting from proceeds from the issuance of common stock and warrants in a private offering of $201.3 million and the proceeds from issuance of common stock pursuant to the ESPP of $0.4 million, reduced by the principal repayments of long-term debt of $8.7 million.
During the nine months ended September 30, 2022, financing activities provided $120.0 million of cash, primarily resulting from proceeds from the issuance of common stock in a private offering of $119.9 million, proceeds from the exercise of stock options of $1.7 million and the proceeds from issuance of common stock pursuant to the ESPP of $1.2 million, reduced by the principal repayments of long-term debt of $2.9 million.
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through at least the next 12 months from the date these condensed consolidated financial statements were available to be issued. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing seralutinib in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.

Our future capital requirements will depend on many factors, including:
•the type, number, scope, progress, expansions, results, costs and timing of, our preclinical studies and clinical trials of seralutinib which we are pursuing or may choose to pursue in the future;
•the costs and timing of manufacturing for seralutinib;
•the costs, timing and outcome of regulatory review of seralutinib;
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
•the timing and amount of the milestone or other payments we must make to the licensors and other third parties from whom we have in-licensed seralutinib;
•the costs and timing of establishing or securing sales and marketing capabilities if seralutinib is approved;
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
However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, licenses and other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate seralutinib development or future commercialization efforts or grant rights to develop and market seralutinib even if we would otherwise prefer to develop and market seralutinib ourselves.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2023, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 17, 2023.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 17, 2023 and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC on May 9, 2023, except as set forth below:
Our failure to meet the continued listing requirements of the Nasdaq Global Select Market could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of the Nasdaq Global Select Market, such as the minimum closing bid price requirement or the corporate governance requirements, Nasdaq may take steps to delist our common stock. On October 19, 2023, we received written notice from the Nasdaq Stock Market staff notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until April 16, 2024, to regain compliance. We will regain compliance under this rule if at any time before April 16, 2024, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Nasdaq notice had no immediate effect on the listing or trading of our common stock, which continues to trade on the Nasdaq Global Select Market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by April 16, 2024. If we do not regain compliance by April 16, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify for the additional compliance period, the Company would be required to transfer its listing to the Nasdaq Capital Market. In addition, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the additional compliance period, such as by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.
Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our securities when you wish to do so. Such a delisting could also result in a limited amount of news and analyst coverage for the company; and a decreased ability for us to issue additional securities or obtain additional financing in the future. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with Nasdaq’s listing requirements.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	8/8/2023	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
4.6	Form of Warrant	8-K	7/20/2023	4.1
10.1	Form of Securities Purchase Agreement.	8-K	7/20/2023	10.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	November 9, 2023	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)