Form 10-K
period 2023-12-31
Gossamer Bio, Inc.
filed 2024-03-05
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $98.0 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $1.20 per share.
As of February 27, 2024, the registrant had 225,582,250 shares of common stock ($0.0001 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, the timing and likelihood of regulatory filings and approvals for seralutinib, timing and likelihood of success, plans and objectives of management for future operations and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of pulmonary arterial hypertension, or PAH. Our goal is to be an industry leader in, and to enhance the lives of patients living with, pulmonary hypertension, or PH. To accomplish this goal, we have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. We intend to maintain a scientifically rigorous and inclusive corporate culture where employees strive to bring improved therapeutic options to patients.
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
Bryan Giraudo, our Chief Financial Officer and Chief Operating Officer, has extensive biotechnology and medical technology finance experience, having previously served as Senior Managing Director at Leerink Partners and Managing Director at Merrill Lynch, Pierce, Fenner & Smith Incorporated. Richard Aranda, M.D., our Chief Medical Officer, is an experienced clinician and drug developer with previous experience at Bristol Myers Squibb Company, Novo-Nordisk, Inc., Receptos and Celegene Corporation. Bob Smith, our Chief Commercial Officer, has over 30 years of experience in pharmaceuticals, with a strong focus on PAH and rare disease. Prior to Gossamer, Mr. Smith was the National Sales Lead in charge of preparing for the potential launch of sotatercept for the treatment of PAH in the US at Merck & Co., or Merck. Previously until 2018, Mr. Smith was the Senior Vice President of Sales and an Executive Leadership Team member at Actelion Pharmaceuticals US, Inc., where he spearheaded two successful PAH drug launches, Opsumit (macitentan) and Uptravi (selexipag). Christian Waage, our Executive Vice President, Technical Operations & Administration, has meaningful management biotechnology experience, having previously held various positions at Receptos, most recently as Managing Director after its acquisition by Celgene, and at Ardea Biosciences, Inc. as Vice President, General Counsel. Caryn Peterson, our Executive Vice President, Regulatory Affairs, has considerable experience and regulatory expertise as a Managing Director of Development & Strategic Consulting Associates, as well as management positions leading regulatory affairs at Syndax Pharmaceuticals and FeRx Incorporated.
Our Strategy
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PAH. Our goal is to be an industry leader in, and to enhance the lives of patients living with, PH. Critical components of our business strategy include:
•Leverage the clinical development and commercialization expertise of our world-class team. Our executive management team and key scientific leaders have successfully discovered, developed and commercialized pharmaceuticals at both large and small biopharmaceutical companies. Additionally, we have built experienced PH development and commercialization teams, with key team members selected from the leadership of such companies as Actelion, Johnson & Johnson, Merck and United Therapeutics.
•Increase the impact of seralutinib by expanding development into PH indications of high unmet need, beyond PAH. We believe that not only does seralutinib offer potential as a therapeutic option for the treatment of PAH but also for the treatment of other rare PH indications of high unmet need, including pulmonary hypertension associated with interstitial lung disease, or PH-ILD. We are actively pursuing clinical development plans for seralutinib in PH-ILD.
•Build our operational capabilities to successfully commercialize seralutinib for PH, if approved. If we obtain regulatory approvals for seralutinib, we intend to build in-house sales and marketing capabilities to commercialize seralutinib in the United States and/or geographies for which we maintain seralutinib commercialization rights. Both PAH and PH-ILD patients are often treated by cardiologists and pulmonologists at national or regional centers of excellence. These concentrations of patients could allow us to commercialize seralutinib with a relatively small commercial footprint, if approved.
•Engage in partnerships, collaborations, licensing deals or other transactions. Gossamer may seek to enter into strategic or financial transactions to gain access to additional financial, clinical or commercial resources to support the development and commercialization of seralutinib for PH.
Seralutinib (PDGFR, CSF1R and c-KIT Inhibitor)
Seralutinib, also known as GB002, is an investigational inhaled, small molecule, platelet-derived growth factor receptor, or PDGFR, colony-stimulating factor 1 receptor, or CSF1R, and c-KIT inhibitor, currently being evaluated in a Phase 3 clinical trial for the treatment of PAH. In contrast to the three classes of marketed vasodilatory therapies for PAH, we believe that seralutinib has the potential to reverse pathological remodeling by addressing mechanisms that underlie PAH. Inhaled seralutinib, which is designed to act on both isoforms of the PDGFR, α and β, as well as the CSF1R and c-KIT pathways, inhibited and reversed cellular overgrowth in lung blood vessels in multiple animal PAH models. In December 2022, we announced positive topline results from the 24-week Phase 2 TORREY trial in 86 PAH patients. In this well-treated patient population, the seralutinib arm demonstrated a statistically significant, placebo-adjusted improvement of 14.3% in its primary efficacy endpoint, pulmonary vascular resistance, or PVR. Seralutinib has been generally well tolerated in all completed clinical trials.
We dosed the first patient in our registrational Phase 3 PROSERA Study in PAH in the fourth quarter of 2023. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. In addition to PAH, we believe that seralutinib holds potential as a therapeutic option for the treatment of PH-ILD. We are actively pursuing clinical development plans for seralutinib in PH-ILD. We in-licensed seralutinib from Pulmokine, Inc. in 2017 and retain worldwide rights. The United States Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, have granted seralutinib orphan drug designation for the treatment of patients with PAH.
The following table summarizes the current development plan for seralutinib in PH:
Mechanism of Action in PAH
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
Prior PDGF Pathway Development in PAH - The IMPRES Phase 3 Clinical Trial of Imatinib
The IMPRES trial was a Phase 3 clinical trial conducted by Novartis of imatinib (Gleevec) in patients with PAH. Imatinib has known activity against multiple tyrosine kinases, including the PDGFR, c-KIT receptors and Abelson murine leukemia viral oncogene homolog 1, or c-ABL. The trial met its primary endpoint, improvement in 6-minute walk distance, or 6MWD, versus placebo at week 24.
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
Patients are often evaluated by functional class, which categorizes patients by their ability to carry out physical activity and their symptom severity. Worsening symptoms, and thus higher numbered functional classes, are associated with higher mortality. The four functional classes established by the World Health Organization are detailed below in Table 1.

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
Additionally, recent medical society guidelines have identified intermediate and high-risk categories of PAH based on several variables including signs of right heart failure, rate of symptom progression, functional class, 6MWD, maximum oxygen consumption and NT-proBNP, which is a biomarker for heart failure and measures of right heart function. One of these risk categorization tools, the REVEAL 2.0 Risk Score, was utilized in the completed Phase 2 TORREY Study.
Multiple PAH-specific treatments have been introduced in the past two decades, however PAH continues to have a high morbidity and mortality. Based on REVEAL registry data, newly diagnosed Functional Class III and IV patients have 5-year survival rates of 60% and 44%, respectively, while rates for previously diagnosed patients were even lower at 57% and 27%, respectively.
Overview of PAH Market
PAH most commonly affects women between the ages of 30 and 60. The true incidence and prevalence of PAH are unknown. The estimated PAH patient population in the US is over 50,000 patients, and the estimated patient population in the EU is over 70,000 patients. The number of diagnosed PAH patients continues to increase, and we believe this increase is likely due to enhanced awareness and diagnosis of the disease. Total branded PAH drug sales worldwide in 2022 were approximately $5.9 billion.
Treatment Paradigm in PAH
Currently approved PAH therapies consist of three classes of vasodilators: PDE5 inhibitors (and guanylate cyclase stimulators), ERAs, and prostanoids (and prostacyclin receptor agonists). PDE5 inhibitors are often used in combination with ERAs as an early treatment strategy. In patients who fail to respond to combination therapy of an ERA and a PDE5 inhibitor, it is common practice to add a prostanoid. Prostanoids are also commonly used to treat patients with evidence of right heart failure. While some existing treatments have led to significant improvements in time to clinical worsening and other composite endpoints in PAH patients, none directly alter the underlying disease pathophysiology. The vasodilation effects of approved PAH therapies, while capable of improving blood flow through the lungs, may eventually be overtaken by the worsening cellular proliferation and arterial remodeling underlying the condition. We believe an agent with the ability to safely reverse pathological remodeling could provide utility across functional classes and risk categories. New investigational therapies, such as sotatercept (Merck), may impact the PAH treatment paradigm, if approved. Sotatercept, a subcutaneously administered activin receptor type IIA-Fc fusion protein, is an investigational drug candidate that has been evaluated in a completed Phase 3 PAH clinical trial. Marketing authorization for sotatercept for the treatment of PAH has been filed in both the US and the EU.
Seralutinib Product Differentiation in PAH
Seralutinib is an inhaled kinase inhibitor designed to build on the evidence of efficacy seen in trials of imatinib while overcoming imatinib’s observed systemic safety and tolerability issues and improving on imatinib's kinase inhibitory profile. Seralutinib is designed to have a differentiated selectivity profile as compared to imatinib with increased potency against the PDGFRα isoform, ten-fold higher potency against the PDGFRβ isoform and c-KIT, and no activity against c-ABL or the tyrosine kinase, LCK. Additionally, seralutinib is multiple orders of magnitude more potent against CSF1R, as compared to imatinib. We believe seralutinib has the potential to be a therapeutic option for PAH that may provide a:

•differentiated, anti-proliferative mechanism that addresses the underlying mechanisms of PAH;
•more tolerable safety profile than systemic imatinib; and
•convenient, simple and portable inhalation delivery system.
Summary of Preclinical Program in PAH
Seralutinib inhibits both PGDFR α and β, and it inhibited and reversed cell overgrowth in lung blood vessels in a PAH rat model, which replicates many features of human PAH, including the abnormal cell proliferation that can block the small vessels of the lung. Seralutinib substantially reduced the occlusive lesions in the small lung blood vessels in this model. Additionally, seralutinib demonstrated a statistically significant reduction in right ventricular systolic pressure as compared to placebo.    In a separate rat model of PAH, the SU5416 hypoxia model, seralutinib demonstrated a statistically significant reduction in circulating plasma NT-proBNP as compared to placebo, while the difference between imatinib and placebo was not significant for this PAH biomarker. Seralutinib also restored rat lung BMPR2 expression to healthy levels, which was a statistically significant improvement as compared to placebo and imatinib. Irregularities in BMPR2 expression have been linked to PAH. In a separate rat model of PAH, the SU5416 hypoxia model, seralutinib demonstrated a statistically significant reduction in circulating plasma NT-proBNP as compared to placebo, while the difference between imatinib and placebo was not significant for this PAH biomarker. Seralutinib also restored rat lung BMPR2 expression to healthy levels, which was a statistically significant improvement as compared to placebo and imatinib. Irregularities in BMPR2 expression have been linked to PAH.
Clinical Development History of Seralutinib
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

Seralutinib demonstrated a statistically significant improvement on the primary endpoint, change from baseline in PVR over a 24-week treatment period. A mean improvement in PVR between the placebo and seralutinib arms of 96.1 dynes × seconds/cm5 (p = 0.0310), equating to a placebo-adjusted improvement of 14.3%, was observed in the study. The p-value is the probability that the difference between two data sets was due to chance. The smaller the p-value, the more likely the differences are not due to chance alone. In general, if the p-value is less than or equal to 0.05, the outcome is considered statistically significant. Improvements in PVR favored the seralutinib arm across all pre-specified patient sub-groups. The key secondary endpoint in the TORREY Study was change from baseline to week 24 in 6MWD. An observed mean difference in 6MWD between placebo and seralutinib of 6.5 meters numerically favored the seralutinib arm. Changes in 6MWD also favored seralutinib in the majority of pre-specified sub-groups. The trial was neither powered nor designed for statistical significance in 6MWD.
Enhanced effects for both PVR and 6MWD were observed in patients with more severe baseline disease, as defined by WHO Functional Class, or FC, and REVEAL 2.0 Risk Scores. In FC III patients, a 21% placebo-adjusted reduction in PVR (p = 0.0427) and 37-meter placebo-adjusted improvement in 6MWD (p = 0.0476) were observed for the seralutinib arm. In patients with a baseline REVEAL 2.0 Risk Score of 6 or greater, seralutinib demonstrated a 23% placebo-adjusted reduction in PVR (p = 0.0134) and a placebo-adjusted 22-meter improvement in 6MWD (p = 0.2482).
Seralutinib treatment resulted in a statistically significant reduction in NT-proBNP, a biomarker of right heart stress, as early as 12 weeks, increasing to a placebo-adjusted 408.3 ng/L mean difference at Week 24 (p = 0.0012). This biomarker change was accompanied by clinically relevant and statistically significant changes for seralutinib vs. placebo in key assessments of right heart structure and function, including right atrium area, right ventricle free wall strain and pulmonary artery compliance.
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
Summary of Ongoing TORREY Open-Label Extension Clinical Trial in PAH
Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, 73 of the 80 (91%) completing patients elected to rollover into an ongoing open-label extension trial. In December 2023, we reported out interim results, including PVR results at Week 72. The 27 seralutinib-continued patients who reported Week 72 PVR data showed a median PVR improvement from TORREY baseline of 146 dynes × seconds/cm5 at Week 72, as compared to a median improvement of 89 dynes × seconds/cm5 at Week 24. 18 of the 25 (72%) placebo-crossover patients who reached Week 72 (48 weeks on seralutinib) showed improvement in PVR at Week 72 as compared to TORREY baseline. Additionally, further improvements in 6MWD, as compared to TORREY baseline, were observed, with greater improvements seen in patients with an elevated risk score. Consistent with completed clinical trials, seralutinib has been generally well tolerated in the ongoing label extension study.
Summary of Ongoing PROSERA Phase 3 PAH Clinical Trial
In the fourth quarter of 2023, we commenced the registrational Phase 3 PROSERA Study, a randomized, double-blind, placebo-controlled, global clinical trial in PAH patients, after receiving input from global regulatory authorities, including the FDA and EMA. We are enrolling approximately 350 Functional Class II and III PAH patients on stable background therapy. Patients will be randomized in a 1:1 fashion to 90 mg twice daily seralutinib and placebo, and patients will receive blinded therapy for up to 48 weeks. Patients will remain on their background PAH therapies throughout the trial. The primary endpoint of the PROSERA trial is change from baseline in 6MWD at Week 24. A key secondary endpoint is time to first clinical worsening while on blinded therapy, up to 48 weeks. In addition to secondary and exploratory endpoints, safety and tolerability will also be evaluated in the Phase 3 PROSERA Study. We expect to report topline data from the PROSERA in the fourth quarter of 2025.
Plans for Future Development in PH-ILD
We believe that seralutinib has potential for development as a therapeutic treatment for PH-ILD. A subgroup of WHO Group 3 Pulmonary Hypertension, PH-ILD is a collection of progressive and often fatal forms of pulmonary hypertension that affect the small airways of the lungs. PH-ILD includes PH related to idiopathic pulmonary fibrosis and PH related connective tissue disease-associated interstitial lung disease. These diseases are characterized by pulmonary vascular pathology associated with pulmonary hypertension, in addition to thickening and scarring of the lung interstitium from interstitial lung disease. We believe that seralutinib has the potential to improve the quality of life for PH-ILD patients. There is only one FDA-approved treatment for PH-ILD, and there are no approved therapies in the EU. We are actively pursuing clinical development plans for seralutinib in PH-ILD.
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
We expect to face competition for seralutinib from existing products and products in development. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH and PH-ILD patients. We expect competition within the PAH indication will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), and Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from CS1 (Cereno Scientific), KER-012 (Keros Therapeutics, Inc.), L606 (Pharmosa Biopharm Inc.), MK-5475 (Merck & Co., Inc.), ralinepag (Pfizer and United Therapeutics) and sotatercept (Merck). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib in development for the treatment of PAH, including those from Aerami Therapeutics, Aerovate Therapeutics and Tenax Therapeutics.
We expect to face competition from Tyvaso (United Therapeutics) within the PH-ILD indication, as it is the only approved therapy for PH-ILD in the US. There are no approved therapies for PH-ILD in the EU. PH-ILD is also an active indication for investigational drugs, and we may face competition in the future from L606 (Pharmosa Biopharm Inc.), MD-711 (Mochida Pharmaceutical Co., Ltd.), sirolimus (OrphAI Therapeutics) and treprostinil palmitil (Insmed, Inc.). Additionally, although not approved for the treatment of PH-ILD, we may face competition from formulations of imatinib, including those from Aerami Therapeutics, Aerovate Therapeutics and Tenax Therapeutics.
There may be other earlier stage clinical programs that, if approved, would compete with seralutinib. Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.
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

Under the terms of the Pulmokine Agreement, we made an upfront payment of $5.5 million and milestone payments of $5.0 million and $10.0 million to Pulmokine and are obligated to make future development and regulatory milestone payments of up to $48 million, commercial milestone payments of up to $45 million, and sales milestone payments of up to $190 million. In January 2024, the Company made a payment of $10.0 million in connection with the initiation of the Phase 3 clinical trial of seralutinib. We are also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if we choose to sublicense or assign to any third parties our rights under the Pulmokine Agreement with respect to a licensed product, or our seralutinib operating subsidiary undergoes a change of control, we must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction.
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
Manufacturing
We currently rely on multiple third-party manufacturers for the manufacture of seralutinib for preclinical and clinical testing. We intend to rely on third-party contract manufacturers for commercial manufacturing if seralutinib receives marketing approval. Typically, there are multiple sources for all of the materials required for the manufacture of seralutinib. Our manufacturing strategy enables us to more efficiently direct financial resources to the research, development and commercialization of seralutinib rather than diverting resources to internally develop manufacturing facilities. As seralutinib advances through development, we expect to enter into longer-term commercial supply agreements with key suppliers and manufacturers to fulfill and secure our production needs.
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
Seralutinib
As of December 31, 2023, with respect to seralutinib, we have exclusively licensed two issued U.S. patents owned by Pulmokine, which are not due to expire before 2037, excluding any additional term for patent term extension; one pending U.S. Patent application, which, if issued, is not due to expire before 2037, excluding any additional term for patent term extension; and a number of patents and pending applications in other jurisdictions, including issued patents in Mexico and Russia, and pending applications in Australia, Brazil, Canada, China, the European Patent Convention, India, Japan, South Korea, and New Zealand, which, if issued, are not due to expire before 2037, excluding any additional term for patent term extension. These patents and patent applications are directed to method of use claims. We have also exclusively licensed four issued U.S. patents co-owned by Pulmokine and Gilead Sciences, Inc., which are not due to expire before 2034, excluding any additional term for patent term extension; two pending U.S. patent applications, which, if issued, are not due to expire before 2034, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, Canada, China, the European Patent Convention and Japan, and pending applications in Australia, China, the European Patent Convention and Japan. These patents and patent applications are directed to seralutinib compound, formulation and method of use claims. We also own a pending patent application, which, if issued, is not due to expire before 2042, directed to forms of seralutinib, and a pending application, which, if issued, is not due to expire before 2043, directed to combination treatment with seralutinib.
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
Seralutinib is subject to regulation as a combination product, which means that it is composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of seralutinib, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval. Accordingly, we plan to investigate seralutinib through the IND framework and seek approval through the NDA pathway. We do not anticipate that the FDA will require a separate medical device authorization for the device, but this could change during the course of its review of any marketing application that we may submit.
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
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with Good Laboratory Practice, or GLP, regulations and other applicable regulations;
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
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current GMP, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.
Once a pharmaceutical candidate is identified for development, it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The sponsor will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds also may be imposed by the FDA at any time before or during clinical trials due to safety concerns about on-going or proposed clinical trials or non-compliance with specific FDA requirements, and trials may not begin or continue under the IND until the FDA notifies the sponsor that the hold has been lifted. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.
All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP regulations, which among other things, include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical Trials must be conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND as well as any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.
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
•Phase 2: The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and appropriate dosage.
•Phase 3: The product candidate is further evaluated for dosage, clinical efficacy and safety in an expanded patient population, generally at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk-benefit ratio of the product candidate and provide an adequate basis for product labeling.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and/or for the sponsor and the FDA to reach agreement on the next phase of development.
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
NDA Review and Approval Process
The results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA conducts a preliminary review of an NDA within the first 60 days after submission, before accepting the application for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.
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
The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.
After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data or other significant and time consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. In addition, the FDA may require a sponsor to conduct additional clinical or non-clinical testing, including Phase 4 testing, to further assess a drug’s safety and effectiveness after NDA approval, and may require additional testing and surveillance programs to monitor the safety of approved products. The FDA may also place other conditions on approval including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS, and the FDA will not approve the application without an approved REMS. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products.
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
In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Expedited Development and Review Programs
A sponsor may seek approval of its product candidate under programs designed to expedite FDA’s review and approval of new drugs and biological products that meet certain criteria. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, a product candidate is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development. With regard to a fast track product, the FDA may also consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
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
Any NDA for a product candidate submitted to the FDA for approval, including for a product candidate with a fast track designation or breakthrough designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.
In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Drug products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials and may require that such confirmatory trials be underway prior to granting accelerated approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval on an expedited basis if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product or if the sponsor fails to conduct such trials in a timely manner.
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
The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.
Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to an existing period of regulatory exclusivity or patent term if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.
U.S. Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for seralutinib can be subject to challenge, reduction or denial by third-party payors.
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

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider seralutinib to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical trials. Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.
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
While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical trial development may proceed.
The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.
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
Marketing Authorization
To market a medicinal product in the EU, we must obtain a marketing authorization, or MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
•“Centralized MAs” are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as: (i) medicinal products derived from biotechnology medicinal products, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, and (iv) medicinal products containing a new active substance indicated for the treatment certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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
Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. It is currently unclear to what extent the Government of the United Kingdom, or UK, will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain, however, new legislation such as the (EU) CTR is not applicable in Great Britain. Whilst the EU-UK Trade and Cooperation Agreement, or TCA, includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards. There may be divergent local requirements in Great Britain from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA Clinical Trial Information System, or CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.
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
The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder has to opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer cannot use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. A new international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.
There is no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in GB.
The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, which aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA responded to the consultation on March 21, 2023 and confirmed that it would bring forward changes to the legislation. The final legal texts introduced by the UK Government will ultimately determine the extent to which whether the UK clinical trials framework aligns with or diverges from with the (EU) CTR.
Foreign Data Privacy and Security Laws
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
As of February 27, 2024, we had 135 full-time employees and no part-time employees. Of those 135 employees, 32, or 24%, have a Ph.D. or M.D., and 74, or 55%, are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•We depend heavily on the ability to successfully advance seralutinib through clinical development.
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
•We operate in a highly regulated industry and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize seralutinib.
•We are dependent on third parties to conduct our pre-clinical and clinical trials.
•Our business activities could be adversely affected by a global pandemic and other epidemic diseases.
•We are dependent on third parties to manufacture seralutinib.

•We may not be successful in entering into or maintaining collaborations, licenses and other similar arrangements.
•If approved, the success of seralutinib will depend on meeting ongoing regulatory obligations, market acceptance and adequate coverage by governmental authorities and insurers.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•Our results of operations may fluctuate significantly.
•Our business relies on our ability to attract, retain and motivate highly qualified management, clinical and scientific personnel.
•If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of seralutinib.
•Our business relies on our ability to protect our intellectual property and our proprietary technologies.
•We must comply with our license agreements or we could lose our license rights to seralutinib.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing product candidates and conducting preclinical studies and clinical trials. Seralutinib is in active clinical development. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 2, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. If seralutinib is not successfully developed and approved, we may never generate any revenue. Our net losses were $179.8 million and $229.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $1,212.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Seralutinib will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize seralutinib and seek to identify, assess, acquire, in-license or develop additional product candidates.
To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials and preclinical studies of seralutinib, obtaining regulatory approval for seralutinib and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidates beyond seralutinib or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our seralutinib development program, commercialization efforts or other operations.
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to remain high in connection with our ongoing activities, particularly as we conduct our ongoing and planned clinical trials of seralutinib, continue research and development, and seek regulatory approval for seralutinib. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for seralutinib, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of seralutinib. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months from the date this annual report is filed with the SEC. In particular, we expect that these funds will allow us to continue our registrational Phase 3 clinical trial in PAH for seralutinib. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. For example, in July 2020, we, and certain of our subsidiaries, as borrowers, amended our credit, guaranty and security agreement, or the Credit Facility, with MidCap Financial Trust, or MidCap, an agent and as a lender, and the additional lenders party thereto from time to time, or together with MidCap, the Lenders, pursuant to which the Lenders, including affiliates of MidCap and Silicon Valley Bank agreed to make a $30.0 million term loan that was funded in May 2019. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop seralutinib.
Our future capital requirements will depend on many factors, including:
•the type, number, scope, progress, expansions, results, costs and timing of, our clinical trials and preclinical studies of seralutinib or product candidates we may choose to pursue in the future;
•the costs and timing of manufacturing for seralutinib, including commercial manufacturing if seralutinib is approved;
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
•the timing and amount of the milestone or other payments we must make to Pulmokine from whom we have in-licensed seralutinib;
•the costs and timing of establishing or securing sales and marketing capabilities if seralutinib is approved;

•our ability to achieve sufficient market acceptance, coverage and adequate reimbursement from third-party payors and adequate market share and revenue for seralutinib, if approved;
•the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements; and
•costs associated with any products or technologies that we may in-license or acquire.
Conducting clinical trials and preclinical studies is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, seralutinib, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.
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
On May 2, 2019, we entered into the Credit Facility, as further amended on September 18, 2019, July 2, 2020 and December 7, 2022. The outstanding principal balance under the credit facility was $12.6 million as of December 31, 2023.
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
As of December 31, 2023, we have sold $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027, and, excluding intercompany indebtedness, we, including our subsidiaries, had approximately $52.6 million of additional indebtedness and other liabilities, including trade payables, of which approximately $12.4 million was secured indebtedness under our Credit Facility. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or seralutinib.
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
If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.
Risks Related to the Discovery, Development and Regulatory Approval of Seralutinib
We depend heavily on the success of seralutinib, which is currently in Phase 3 clinical development. If we are unable to advance seralutinib in clinical development, obtain regulatory approval and ultimately commercialize seralutinib, or experience significant delays in doing so, our business will be materially harmed.
Our only product candidate is currently in Phase 3 clinical development. We are conducting an open-label extension of our Phase 2 clinical trial of seralutinib in PAH which commenced in 2020, and we commenced a registrational Phase 3 clinical trial of seralutinib in PAH in the fourth quarter of 2023.
Our assumptions about why seralutinib is worthy of future development and potential approval in PAH, or any indications, are based in part on data collected by other companies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of seralutinib. The success of seralutinib will depend on several factors, including the following:
•successful enrollment in clinical trials and completion of clinical trials and preclinical studies with favorable results;

•regulatory authority acceptance of our proposed design of future clinical trials and allowance to proceed with such clinical trials under INDs by the FDA or under similar applications by comparable regulatory authorities;
•demonstrating safety and efficacy to the satisfaction of applicable regulatory authorities;
•receipt of marketing approvals from applicable regulatory authorities, including new drug applications, or NDAs, from the FDA and maintaining such approvals;
•making arrangements with our third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•establishing sales, marketing and distribution capabilities and launching commercial sales of seralutinib, if and when approved, whether alone or in collaboration with others;
•establishment and maintenance of patent and trade secret protection or regulatory exclusivity for seralutinib;
•maintaining an acceptable safety profile of seralutinib following any approval; and
•maintaining and growing an organization of people who can develop seralutinib and our technology.
Seralutinib is subject to regulation as combination product, which means that it is composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Seralutinib, will therefore require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. Under FDA regulations, combination products are subject to current good manufacturing practice, or cGMP, requirements applicable to both drugs and devices, including the Quality System regulation currently applicable to medical devices in the United States. The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. Problems associated with the device component of seralutinib may delay or prevent approval. If the manufacturer of the device products make modifications, or if we elect to change a device component or develop our own proprietary device component, we will need to perform validation testing and obtain FDA and other regulatory authorization or certification prior to using the modified device component. If the FDA, any other regulatory authority or notified body fails to authorize or certify use of those modified devices in combination with seralutinib or take significant enforcement action against the manufacturer of the device component, we would not be able to market or may have to suspend marketing seralutinib in certain jurisdictions.
The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of seralutinib, which may never occur. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for seralutinib in clinical trials or in obtaining marketing approval thereafter. Given our current stage of development, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize seralutinib, we may not be able to generate sufficient revenue to continue our business.
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. In addition, some of our assumptions about why seralutinib is worthy of future development and potential approval are based on data collected by other companies. Seralutinib may not have favorable results in its Phase 3 clinical trial in PAH, or receive regulatory approval on a timely basis, if at all.
Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, seralutinib may unexpectedly fail. The historical failure rate for product candidates in our industry is high.
The results from preclinical studies or clinical trials of seralutinib or a competitor’s product candidate in the same class may not predict the results of later clinical trials of seralutinib, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, our decision to advance seralutinib as a potential treatment for PAH is based in part on the efficacy of imatinib (Gleevec), a tyrosine kinase inhibitor with known activity against PDGF and marketed for oncology indications, observed by Novartis in a Phase 3 clinical trial; however, we may not observe similar efficacy in our Phase 3 clinical trial of seralutinib. Moreover, these and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.
For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of seralutinib in PAH and other indications, which could have a material adverse effect on our business, financial condition and results of operations.
Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
Before obtaining marketing approval from regulatory authorities for the sale of seralutinib, we must conduct extensive clinical studies to demonstrate the safety and efficacy of seralutinib in humans. For example, we are currently conducting a registrational Phase 3 clinical trial of seralutinib in PAH patients. In addition, before we can initiate clinical development for our product candidates, and in some cases, before we can pursue clinical development of a product candidate for a new potential indication, we must submit the results of preclinical studies to the FDA along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND, and we are also required to submit regulatory filings to foreign regulatory authorities for clinical trials outside of the United States.
We do not know whether our planned trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies, including the doses and endpoints of our Phase 3 clinical trial of seralutinib;
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
•manufacturing sufficient quantities of seralutinib or obtaining sufficient quantities of combination therapies for use in clinical trials;
•subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;
•subjects choosing an alternative treatment for PAH or other indications for which we are developing seralutinib, or participating in competing clinical trials;
•lack of adequate funding to continue a clinical trial;
•subjects experiencing severe or unexpected drug-related adverse effects;

•occurrence of serious adverse events in trials of the same class of agents conducted by other companies;
•selection of clinical endpoints that require prolonged periods of clinical observation or analysis of the resulting data;
•a facility manufacturing seralutinib or any of its components, including the device component of orally inhaled seralutinib, being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of cGMP or similar foreign regulations or other applicable requirements, or infections or cross-contaminations of seralutinib in the manufacturing process;
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
Such delays or regulatory feedback on our trial designs could also significantly increase the costs of our clinical trials, including our Phase 3 clinical trial of seralutinib. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application concerned for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.
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
Clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.
Further, conducting clinical trials in foreign countries, as we currently and may continue to do for seralutinib, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. For example, we are currently conducting our registrational Phase 3 study of seralutinib in PAH at sites outside the United States.
If we experience delays in the completion of, or termination of, any clinical trial of seralutinib, the commercial prospects of seralutinib will be harmed, and our ability to generate product revenues from seralutinib will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down development and approval process for seralutinib and jeopardize our ability to commence product sales and generate revenues.
In addition, many of the factors that cause, or lead to, termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of seralutinib. We may make formulation or manufacturing changes to seralutinib, in which case we may need to conduct additional preclinical studies to bridge our modified seralutinib to an earlier version. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize seralutinib and our competitors may be able to bring products to market before we do, and the commercial viability of seralutinib could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.
We may find it difficult to enroll patients in our clinical trials. If we encounter difficulties enrolling subjects in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may not be able to initiate or continue clinical trials for seralutinib if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as may be required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators and associated staff with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by PAH, which is our target indication for seralutinib, and we have encountered difficulties enrolling patients in our previous clinical trials of seralutinib in PAH patients. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our Phase 3 trial of seralutinib and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. For example, PAH is a rare disease with limited patient pools from which to draw for our registrational Phase 3 trial. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations in PAH, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of seralutinib may be delayed. Our inability to enroll a sufficient number of subjects for our Phase 3 trial of seralutinib or any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment, which would result in the delay of completion of such trials beyond our expected timelines.
Use of seralutinib could be associated with side effects, adverse events or other properties or safety risks, which could delay or preclude approval, cause us to suspend or discontinue clinical trials, abandon seralutinib, limit the commercial profile of an approved label or result in other significant negative consequences that could severely harm our business, prospects, results of operations and financial condition.
As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with seralutinib’s use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by seralutinib could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, based upon the benefit / risk profile and in response to serious adverse events observed, we decided to terminate the Phase 1b/2 study for GB5121. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.
Moreover, if seralutinib is associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon its development or limit its development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for seralutinib if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. For example, although we believe seralutinib has been generally well tolerated in completed clinical trials, future clinical trials, including our Phase 3 trial of seralutinib in PAH patients may reveal adverse events inconsistent with the safety findings observed to date. For example, in 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec) showed statistically significant improvement in its primary efficacy endpoint, but systemic toxicities were also observed. Although we have not observed the systemic toxicities associated with imatinib, we cannot be certain that seralutinib will not exhibit similar or other toxicities in a larger Phase 3 clinical trial. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.
It is possible that as we test seralutinib in our Phase 3 trial in PAH, or as the use of seralutinib becomes more widespread if it receives regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.
In addition, if seralutinib receives marketing approval, and we or others later identify undesirable side effects caused by seralutinib, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit approvals of seralutinib;
•we may be required to recall a product or change the way seralutinib is administered to patients;
•regulatory authorities may require additional warnings on the label, such as a “black box” warning or a contraindication;
•we may be required to implement a Risk Evaluation and Mitigation Strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients, or similar risk management measures;

•we may be required to change the way seralutinib is distributed or administered, conduct additional clinical trials or change the labeling of seralutinib or be required to conduct additional post-marketing studies or surveillance;
•we could be sued and held liable for harm caused to patients;
•sales of seralutinib may decrease significantly or seralutinib could become less competitive; and
•our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of seralutinib, if approved, and could significantly harm our business, results of operations and prospects.
Although we have completed Phase 2 clinical trials for multiple product candidates including seralutinib, we have not as an organization completed later-stage clinical trials or submitted an NDA, and we may be unable to do so for seralutinib.
We will need to successfully complete a pivotal clinical trial in order to obtain FDA or comparable foreign regulatory approval to market seralutinib. Carrying out later-stage clinical trials and the submission of a successful NDA or other comparable foreign regulatory submission is a complicated process. As an organization, we have completed four Phase 2 clinical trials, including a Phase 2 clinical trial of seralutinib, and are conducting a Phase 3 clinical trial of seralutinib in PAH. We have not yet completed any pivotal clinical trials for seralutinib or previous product candidates. We also have limited experience as a company in preparing, submitting marketing applications and have not previously submitted an NDA or other comparable foreign application for any product candidate. We may also conduct a number of clinical trials for seralutinib in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain our Phase 3 clinical trial of seralutinib will be sufficient to support an NDA submission, even if we believe the results are sufficiently positive. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of seralutinib. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of seralutinib. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs or other comparable foreign regulatory submissions for and commercializing seralutinib.
Seralutinib is subject to extensive regulation and compliance, which is costly and time consuming, and such regulation may cause unanticipated delays or prevent the receipt of the required approvals to commercialize seralutinib.
The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of seralutinib are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. In the United States, we are not permitted to market seralutinib in foreign jurisdictions until we receive regulatory approval from the FDA and similarly, we are not permitted to market seralutinib until we receive foreign regulatory authorities’ approval. The process of obtaining regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and foreign regulatory authorities have substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed.
Prior to obtaining approval to commercialize seralutinib in the United States or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that seralutinib is safe and effective for its intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for seralutinib are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for seralutinib either prior to or post-approval, or may object to elements of our clinical development program.
The FDA or comparable foreign regulatory authorities could delay, limit or deny approval of seralutinib for many reasons, including:
•such authorities may disagree with the design or implementation of our clinical trials;

•negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
•serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to seralutinib;
•the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;
•we may be unable to demonstrate that seralutinib’s clinical and other benefits outweigh its safety risks;
•such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•such authorities may not agree that the data collected from clinical trials of seralutinib are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials
•such authorities may disagree regarding the formulation, labeling and/or the specifications of seralutinib;
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
With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities. In addition, events raising questions about the safety of certain marketed pharmaceuticals may result in increased cautiousness by the FDA and comparable foreign regulatory authorities in reviewing new drugs based on safety, efficacy or other regulatory considerations and may result in significant delays in obtaining regulatory approvals. Any delay in obtaining, or inability to obtain, applicable regulatory approvals would prevent us or any of our potential future collaborators from commercializing seralutinib.
Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market seralutinib, which would significantly harm our business, financial condition, results of operations and prospects.
Even if we eventually complete clinical trials and receive approval of an NDA or foreign marketing application for seralutinib, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS or similar risk management measures, which may be required to ensure safe use of the drug after approval. The FDA or the comparable foreign regulatory authority also may approve seralutinib for a more limited indication or patient population than we originally requested, and the FDA or comparable foreign regulatory authority may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of seralutinib and would materially adversely impact our business and prospects.

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
We may in the future seek an accelerated approval for seralutinib. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that seralutinib has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verity and describe the drug’s predicted clinical benefit. If such confirmatory studies fail to verify the drug’s predicted clinical benefit or of the sponsor fails to conduct such studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.
If we decide to submit an application seeking accelerated approval, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for seralutinib would result in a longer time period to commercialization of seralutinib, if any, could increase the cost of development of seralutinib and could harm our competitive position in the marketplace.
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
Furthermore, marketing authorizations may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to the introduction of specific procedures. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This type of marketing authorization is close to a conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike a conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although a marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the marketing authorization may be withdrawn where the risk-benefit ratio is no longer favorable.
We may not be able to obtain or maintain orphan drug designations for seralutinib, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EC grants orphan designation based on the EMA’s Committee for Orphan Medicinal Products’ opinion to promote the development of products (1) that are intended for the diagnosis, prevention or treatment that is life-threatening or chronically debilitating, and (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. We have received orphan drug designation in the United States and the EU for seralutinib for treatment of PAH and may seek additional orphan designations for seralutinib in the future. There can be no assurance that we will be able to maintain or obtain such designations.
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
We are currently conducting, and may in the future conduct, certain of our clinical trials for seralutinib outside of the United States. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We are currently conducting, and may in the future conduct, one or more of our clinical trials for seralutinib outside the United States. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, for such clinical trials not subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in seralutinib not receiving approval for commercialization in the applicable jurisdiction.
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
From time to time, we may publicly disclose preliminary or topline or data from our clinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of seralutinib, the approvability or commercialization of seralutinib and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding seralutinib or our business. If the topline, preliminary or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, seralutinib may be harmed, which could harm our business, results of operations, prospects or financial condition.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our business is subject to risks arising from pandemic and epidemic diseases.
The COVID-19 worldwide pandemic presented substantial public health and economic challenges and affected our employees, clinical trial subjects, physicians and other healthcare providers, communities and business operations, as well as the United States and global economies, financial markets, labor markets and supply chains. Any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the manufacture or shipment of supplies of seralutinib for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing or timely advancing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impact the results of the clinical trial based on participants contracting the disease or otherwise increasing the number of observed adverse events, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future pandemic or future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to planned clinical trials or other regulatory matters.
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct many of our preclinical studies and clinical trials. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize seralutinib.
We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing or potential future clinical trials for seralutinib. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for seralutinib. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
There is no guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or similar foreign applications we submit by the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing seralutinib.
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

We rely on third parties for the manufacture of seralutinib for clinical development and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of seralutinib or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate manufacturing facilities and have no plans to build our own clinical or commercial scale manufacturing capabilities. We rely, and expect to continue to rely, on third parties for the manufacture of seralutinib and related raw materials for clinical and preclinical development, as well as for commercial manufacture if seralutinib receives marketing approval. The facilities used by third-party manufacturers to manufacture seralutinib must be approved by the FDA or foreign regulatory authorities for the manufacture of seralutinib pursuant to inspections that will be conducted after we submit an NDA to the FDA or similar applications to foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP or similar requirements for manufacture of drug products. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, including requirements related to the manufacturing of high potency compounds, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of seralutinib or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market seralutinib, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls of seralutinib, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of seralutinib.
Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP or similar requirements outside of the United States could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of seralutinib, or any future product candidates under development;
•delay in submitting regulatory applications, or receiving marketing approvals, for seralutinib;
•subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
•requirements to cease development or to recall batches of seralutinib; and
•in the event of approval to market and commercialize seralutinib, an inability to meet commercial demands for seralutinib.
In addition, we do not have long-term commitments or supply agreements with all of our third-party manufacturers. We may be unable to establish any supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of timely obtaining sufficient quantities of seralutinib or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:
•failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•breach of the manufacturing agreement by the third party;
•failure to manufacture seralutinib according to our specifications;
•failure to manufacture seralutinib according to our schedule or at all;
•misappropriation of our proprietary information, including our trade secrets and know-how; and
•termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Seralutinib and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP or similar foreign regulations and that might be capable of manufacturing for us.
Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement. We do not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of seralutinib. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or public health epidemics. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers, and we may be unable to replace them on a timely basis or at all.
Our current and anticipated future dependence upon others for the manufacture of seralutinib may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.
Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
Because we currently rely on other third parties to manufacture seralutinib and to perform quality testing, we must, at times, share our proprietary technology and confidential information, including trade secrets, with them. We seek to protect our proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with our advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets and despite our efforts to protect our trade secrets, a competitor’s discovery of our proprietary technology and confidential information or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business, financial condition, results of operations and prospects.
We may seek to enter into collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if we are, we may not realize the benefits of such relationships.
We are currently seeking to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize such product candidates or manufacturing constraints. We may not be successful in our efforts to establish or maintain such collaborations because third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, we may have to relinquish valuable rights to our future revenue streams, or grant licenses on terms on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following a strategic transaction or license, we will achieve an economic benefit that justifies such transaction.
Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of seralutinib is delayed, the safety of seralutinib is questioned or sales of seralutinib, if approved, are unsatisfactory.
In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of seralutinib, if approved, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to seralutinib, could delay the development and commercialization of seralutinib and reduce its competitiveness if it reaches the market, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Commercialization of Seralutinib
Even if we receive regulatory approval for seralutinib, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, seralutinib, if approved, could be subject to labeling and other restrictions on marketing or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with seralutinib, when and if it is approved.
Following potential approval of seralutinib, the FDA or foreign regulatory authorities may impose significant restrictions on its indicated uses or marketing or impose ongoing requirements for potentially costly and time-consuming post-approval studies, post-market surveillance or clinical trials to monitor the safety and efficacy of the product. The FDA or foreign regulatory authorities may also require a REMS or similar risk management measures as a condition of approval of seralutinib, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves seralutinib, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for seralutinib will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs or similar requirements and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with seralutinib, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of seralutinib, withdrawal of seralutinib from the market or voluntary or mandatory product recalls;
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
•product seizure or detention, or refusal to permit the import or export of seralutinib; and
•injunctions or the imposition of civil or criminal penalties.
The occurrence of any event or penalty described above may inhibit our ability to commercialize seralutinib and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of seralutinib. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before 2026. The revisions may however have a significant impact on the biopharmaceutical industry in the long term. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.
The commercial success of seralutinib will depend upon the degree of its market acceptance by physicians, patients, healthcare payors and others in the medical community.
Seralutinib may not be commercially successful. Even if seralutinib receives regulatory approval, it may not gain market acceptance among physicians, patients, healthcare payors or the medical community. The commercial success of seralutinib will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree of market acceptance of seralutinib will depend on a number of factors, including:
•demonstration of clinical efficacy and safety compared to other more-established products;
•the indications for which seralutinib is approved;
•the limitation of our targeted patient population and other limitations or warnings contained in any FDA- or foreign regulatory authorities- approved labeling;
•acceptance of a new drug for the relevant indication by healthcare providers and their patients;
•the pricing and cost-effectiveness of seralutinib, as well as the cost of treatment with seralutinib in relation to alternative treatments and therapies;
•our ability to obtain and maintain sufficient third-party coverage and adequate reimbursement from government healthcare programs, including Medicare and Medicaid, private health insurers and other third-party payors;
•the willingness of patients to pay all, or a portion of, out-of-pocket costs associated with seralutinib in the absence of sufficient third-party coverage and adequate reimbursement;
•any restrictions on the use of seralutinib, and the prevalence and severity of any adverse effects;
•potential product liability claims;
•the timing of market introduction of seralutinib as well as competitive drugs;
•the effectiveness of our or any of our potential future collaborators’ sales and marketing strategies; and
•unfavorable publicity relating to seralutinib.
If seralutinib is approved but does not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors or patients, we may not generate sufficient revenue from seralutinib and may not become or remain profitable. Our efforts to educate the medical community and third-party payors regarding the benefits of seralutinib may require significant resources and may never be successful.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. If we are found or alleged to have improperly promoted off-label uses, we may become subject to significant liability.
The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, as seralutinib would be, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of seralutinib, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
The successful commercialization of seralutinib, if approved, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for seralutinib could limit our ability to market seralutinib and decrease our ability to generate revenue.
The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as seralutinib, if approved. Our ability to achieve coverage and acceptable levels of reimbursement for seralutinib by third-party payors will have an effect on our ability to successfully commercialize seralutinib. Even if we obtain coverage for seralutinib by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for seralutinib, and any reimbursement that may become available may be decreased or eliminated in the future.
Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider seralutinib as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with seralutinib, pricing of existing drugs may limit the amount we will be able to charge for seralutinib. These payors may deny or revoke the reimbursement status of seralutinib or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize seralutinib and may not be able to obtain a satisfactory financial return on seralutinib.
There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for seralutinib.
Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that will require us to provide scientific and clinical support for the use of seralutinib to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.
Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for seralutinib. Accordingly, in markets outside the United States, the reimbursement for seralutinib may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.
Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for seralutinib. We expect to experience pricing pressures in connection with the sale of seralutinib due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
We face significant competition, and if our competitors develop technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize seralutinib may be adversely affected.
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with seralutinib. Seralutinib, if approved, will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In particular, there is intense competition in the fields of PAH and other pulmonary indications. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
We expect to face competition for seralutinib from existing products and products in development. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH and PH-ILD patients. We expect competition within the PAH indication will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), and Remodulin (United Therapeutics). We also may face some competition from products used in class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen). We believe that, if approved, seralutinib could be used alongside all three classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from CS1 (Cereno Scientific), KER-012 (Keros Therapeutics, Inc.), L606 (Pharmosa Biopharm Inc.), MK-5475 (Merck & Co., Inc.), ralinepag (Pfizer and United Therapeutics) and sotatercept (Merck). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib in development for the treatment of PAH, including those from Aerami Therapeutics, Aerovate Therapeutics and Tenax Therapeutics.
We expect to face competition from Tyvaso (United Therapeutics) within the PH-ILD indication, as it is the only approved therapy for PH-ILD in the US. There are no approved therapies for PH-ILD in the EU. PH-ILD is also an active indication for investigational drugs, and we may face competition in the future from L606 (Pharmosa Biopharm Inc.), MD-711 (Mochida Pharmaceutical Co., Ltd.), sirolimus (OrphAI Therapeutics) and treprostinil palmitil (Insmed, Inc.). Additionally, although not approved for the treatment of PH-ILD, we may face competition from formulations of imatinib, including those from Aerami Therapeutics, Aerovate Therapeutics and Tenax Therapeutics.
There may be other earlier stage clinical programs that, if approved, would compete with seralutinib. Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.
If the market opportunities for seralutinib are smaller than we believe they are, our revenue may be adversely affected, and our business may suffer.
The precise incidence and prevalence for all the conditions we aim to address with seralutinib are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with seralutinib, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. The total addressable market of seralutinib will ultimately depend upon, among other things, the diagnosis criteria included in the final label for seralutinib, the availability of alternative treatments and the safety, convenience, cost and efficacy of seralutinib relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with seralutinib or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for seralutinib, because our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell seralutinib, we may not be able to generate product revenue.
We have no internal sales, marketing or distribution capabilities, nor have we commercialized a product. If seralutinib ultimately receives regulatory approval, we must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize seralutinib in major markets, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of seralutinib. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute seralutinib. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market seralutinib effectively. If we are not successful in commercializing seralutinib, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses.
Our future growth may depend, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.
Our future growth may depend, in part, on our ability to develop and commercialize seralutinib in foreign markets. We are not permitted to market or promote seralutinib before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for seralutinib. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of seralutinib. If we obtain regulatory approval of seralutinib and ultimately commercialize seralutinib in foreign markets, we would be subject to additional risks and uncertainties, including:
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
Our quarterly and annual results of operations may fluctuate significantly, which makes it difficult for us to predict our future results of operations. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to seralutinib, which may change from time to time;

•coverage and reimbursement policies with respect to seralutinib, if approved, and potential future drugs that compete with seralutinib;
•the cost of manufacturing seralutinib, which may vary depending on the quantity of production and the terms of our agreements with third-party manufacturers;
•the timing and amount of the milestone or other payments we must make to Pulmokine and other third parties from whom we have in-licensed seralutinib, including payments due upon a change in control of our subsidiaries;
•expenditures that we may incur to acquire, develop or commercialize additional product candidates and technologies;
•the level of demand for any approved products, which may vary significantly;
•future accounting pronouncements or changes in our accounting policies; and
•the timing and success or failure of preclinical studies or clinical trials for seralutinib or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners.
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of seralutinib, initiation or completion of our clinical trials or the commercialization of seralutinib. Executive leadership transitions can be inherently difficult to manage and, as a result, we may experience disruption or have difficulty in maintaining or developing our business. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
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
We had 135 full-time employees as of February 27, 2024. As we continue development and pursue the potential commercialization of seralutinib, as well as function as a public company, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. If our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize seralutinib and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, California enacted the California Consumer Privacy Act, or CCPA, effective January 1, 2020, which gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Additionally, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. The CPRA imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018, and imposes stringent requirements for controllers and processors of personal data. The GDPR allows EU and EEA member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; , and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, we have also been subject to the United Kingdom’s data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the United Kingdom Government), as a data transfer mechanism from the United Kingdom to U.S. entities self-certified under the DPF. Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Recently enacted legislation, future legislation and healthcare reform measures may increase the difficulty and cost for us to obtain marketing approval for and commercialize seralutinib and may affect the prices we may set.
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
For example, in March 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to seralutinib, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; expanded eligibility criteria for Medicaid programs; expanded the entities eligible for discounts under the Public Health program; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; created a new Medicare Part D coverage gap discount program; established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. In August 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.
We expect that new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize seralutinib, if approved.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for seralutinib, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize, or co-commercialize, seralutinib, if approved. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of seralutinib.
We face an inherent risk of product liability as a result of the clinical trials of seralutinib and will face an even greater risk if we commercialize seralutinib. For example, we may be sued if seralutinib allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in seralutinib, negligence, strict liability and a breach of warranties. Claims may be brought against us by clinical trial participants, patients or others using, administering or selling products that may be approved in the future. Claims could also be asserted under state consumer protection acts.
If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit or cease the commercialization of seralutinib. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:
•decreased demand for seralutinib;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•costs to defend the related litigation;
•a diversion of management’s time and our resources;
•substantial monetary awards to trial participants or patients;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•significant negative financial impact;
•the inability to commercialize seralutinib; and
•a decline in our stock price.
We currently hold approximately $10 million in aggregate product liability insurance coverage. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of seralutinib. Insurance coverage is increasingly expensive. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of seralutinib. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.
We and any of our potential future collaborators will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.
If we and any of our potential future collaborators are successful in commercializing seralutinib, the FDA and foreign regulatory authorities would require that we and any of our potential future collaborators report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of seralutinib or delay in approval or clearance of future products.
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
From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies, similar to our approach in in-licensing seralutinib. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
Risks Related to Our Intellectual Property
Our success depends on our ability to protect our intellectual property and our proprietary technologies.
Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for seralutinib, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. If we are unable to protect our intellectual property rights or if our intellectual property rights are inadequate for our technology or seralutinib, our competitive position could be harmed. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to seralutinib, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents if issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to seralutinib could have a material adverse effect on our financial condition and results of operations.
Although we own issued patents in the United States and foreign countries, we cannot be certain that the claims in our U.S. pending patent applications and patent applications in foreign countries and jurisdictions will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries and jurisdictions, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting seralutinib by obtaining and defending patents. These risks and uncertainties include the following:
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
•our competitors, many of whom have substantially greater resources than we do and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or block our ability to make, use and sell seralutinib;
•there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•countries and jurisdictions other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing products.
The patent prosecution process is also expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license from third parties. We may also require the cooperation of our licensor in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize seralutinib may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.
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
If we fail to comply with our obligations in the agreements under which we license intellectual property rights for seralutinib from third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights for seralutinib. Additionally, our license agreement for seralutinib includes sublicenses from a third party, and we must rely on Pulmokine's compliance with its obligations under its original license agreement.
In October 2017, we entered into an exclusive license agreement with Pulmokine, Inc. to obtain an exclusive license to certain intellectual property rights to develop and commercialize seralutinib. This license agreement imposes, and we expect that any future license agreements where we in-license intellectual property, will impose on us, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under these agreements, or we are subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license. Additionally, our existing license agreement with Pulmokine includes sublicenses from a third party who is not the original licensor of the seralutinib intellectual property. Under this agreement, we must rely on Pulmokine to comply with its obligations under the primary license agreements under which it obtained rights in the applicable intellectual property, where we do not have a relationship with the original licensor of such rights. If Pulmokine fails to comply with its obligations under the upstream license agreement, the original third-party licensor may have the right to terminate the original license, which may terminate our license. If this were to occur, we would no longer have rights to the applicable intellectual property unless we are able to secure our own direct license with the owner of the relevant rights, which we may not be able to do on reasonable terms, or at all, which may impact our ability to continue to develop and commercialize seralutinib.
We may need to obtain licenses from third parties to advance our research or allow commercialization of seralutinib, and we cannot provide any assurances that third-party patents do not exist which might be enforced against seralutinib in the absence of such a license. We may fail to obtain any of these licenses on commercially reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the seralutinib, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues. Disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•our right to sublicense patents and other rights to third parties;
•our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of seralutinib, and what activities satisfy those diligence obligations;
•our right to transfer or assign the license; and
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may not be able to successfully develop and commercialize seralutinib, which would have a material adverse effect on our business.
In addition, our license agreement with Pulmokine may limit or delay our ability to consummate certain transactions, may impact the value of those transactions, or may limit our ability to pursue certain activities. For example, if we choose to sublicense or assign to any third parties our rights under our existing license agreement with Pulmokine with respect to any licensed product, we may be required to pay to Pulmokine, as applicable, a specified percentage of all revenue to be received in connection with such transaction.
If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical product candidates would be adversely affected.
The patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect seralutinib or which effectively prevent others from commercializing competitive product candidates.
Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we own or license currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or license may be challenged or circumvented by third parties or may be narrowed or invalidated as a result of challenges by third parties. Consequently, we do not know whether seralutinib will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may not cover seralutinib or may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant review, or PGR, and inter parties review, or IPR, or other similar proceedings in the USPTO or foreign patent offices challenging our patent rights. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our predecessors and the patent examiner were unaware during prosecution. There is no assurance that all potentially relevant prior art relating to our patents and patent applications or those of our licensors has been found. There is also no assurance that there is not prior art of which we, our predecessors or licensors are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or those of our licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize seralutinib and compete directly with us, without payment to us. Such loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of seralutinib. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize seralutinib.
The patent protection and patent prosecution for seralutinib may be dependent on third parties.
We or our licensors may fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection on them. Therefore, we may miss potential opportunities to strengthen our patent position with respect to seralutinib. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope, or requests for patent term adjustments. If we or our licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
Pursuant to the terms of the license agreement with Pulmokine, Gilead Sciences and Rensselaer the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering seralutinib, our ability to develop and commercialize seralutinib may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
If we are limited in our ability to utilize acquired or licensed technologies, or if we lose our rights to critical in-licensed technology, we may be unable to successfully develop, out-license, market and sell seralutinib, which could prevent or delay new product introductions. Our business strategy depends on the successful development of seralutinib, which is a licensed technologies, into a commercial product. Therefore, any limitations on our ability to utilize these technologies may impair our ability to develop, out-license or market and sell seralutinib.
Some of our intellectual property has been discovered through government-funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-U.S. manufacturers.
Some of the intellectual property rights we have licensed or may acquire or license in the future may have been generated through the use of U.S. government funding and may therefore be subject to certain federal regulations. For example, some of the research and development work on seralutinib was funded by government research grants. As a result, the U.S. government may have certain rights to intellectual property embodied in seralutinib pursuant to the Bayh-Dole Act of 1980, or Bayh-Dole Act. These U.S. government rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (i) adequate steps have not been taken to commercialize the invention; (ii) government action is necessary to meet public health or safety needs; or (iii) government action is necessary to meet requirements for public use under federal regulations (also referred to as “march-in rights”). The U.S. government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the U.S. government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for U.S. industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. industry may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property. To the extent any of our future intellectual property is also generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to develop products that are similar to seralutinib but that are not covered by the claims of the patents that we own or license;
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
Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import seralutinib and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing seralutinib. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of seralutinib.
As the biopharmaceutical industry expands and more patents are issued, the risk increases that seralutinib may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of seralutinib, and we cannot be certain that we were the first to file a patent application related to seralutinib or related technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that seralutinib may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:
•result in costly litigation that may cause negative publicity;
•divert the time and attention of our technical personnel and management;
•cause development delays;
•prevent us from commercializing seralutinib until the asserted patent expires or is held finally invalid or not infringed in a court of law;
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
Although no third party has asserted a claim of patent infringement against us as of the date of this annual report on Form 10-K, others may hold proprietary rights that could prevent seralutinib from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin activities relating to seralutinib or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or develop seralutinib. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign seralutinib or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing seralutinib, which could harm our business, financial condition and results of operations.
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
Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we and/or our licensors may be required to file infringement claims, which can be expensive and time consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or license is not valid, is unenforceable and/or is not infringed. If we or any of our licensors or potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at seralutinib, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution.
If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on seralutinib. In addition, if the breadth or strength of protection provided by our patents and patent applications or those of our licensors is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize seralutinib or future product candidates. Such a loss of patent protection would have a material adverse impact on our business.
Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other legal proceedings relating to our intellectual property rights, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings.
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
Derivation or interference proceedings provoked by third parties or brought by us or declared by the USPTO or similar proceedings in foreign patent offices may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of such proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with such proceedings could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development or manufacturing partnerships that would help us bring seralutinib to market.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
On September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which, assuming that other requirements of patentability are met, the first inventor to file a patent application will be entitled to the patent regardless of whether a third party was first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013 but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Furthermore, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our technology and the prior art allow our technology to be patentable over the prior art. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we were the first to either (1) file any patent application related to seralutinib or (2) invent any of the inventions claimed in our patents or patent applications.
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
In addition, a Unitary Patent and Unified Patent Court (UPC) system were implemented in Europe on June 1, 2023. This new regime may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Under the UPC, all European patents, including those issued prior to ratification of the European Patent Package, by default automatically fall under the jurisdiction of the UPC. The UPC provides our competitors with a new forum to centrally revoke our European patents, and allows for the possibility of a competitor to obtain pan-European injunctions. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. Under the EU Patent Package, we will have the right to opt our patents out of the UPC over the first seven years of the court’s existence, but doing so may preclude us from realizing the benefits of the new unified court.
Changes in U.S. patent law, or laws in other countries, could diminish the value of patents in general, thereby impairing our ability to protect seralutinib.
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
Patent terms may be inadequate to protect our competitive position on seralutinib for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering seralutinib are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of seralutinib, patents protecting seralutinib might expire before or shortly after seralutinib is commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we do not obtain patent term extension for seralutinib, our business may be materially harmed.
Depending upon the timing, duration and specifics of FDA marketing approval of seralutinib, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch- Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. A maximum of one patent may be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of seralutinib. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
We may not be able to protect our intellectual property rights throughout the world.
Although we have issued patents pending patent applications in the United States and certain other countries, filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with seralutinib, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.
We may be subject to claims that we have wrongfully hired an employee from a competitor or that we or our employees have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.
As is common in the biopharmaceutical industry, in addition to our employees, we engage the services of consultants to assist us in the development of seralutinib. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biopharmaceutical companies including our competitors or potential competitors. We may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team and other employees.
Risks Related to Our Common Stock
An active, liquid and orderly market for our common stock may not be maintained.

Our common stock only began trading on the Nasdaq Global Select Market, or Nasdaq, in February 2019, and we can provide no assurance that we will be able to maintain an active trading market for our common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.
The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.
Our stock price has been and is likely to be volatile. Since the shares were sold in our initial public offering, or IPO, in February 2019 at a price of $16.00 per share, the price per share of our common stock has ranged as low as $0.45 and as high as $27.15 through February 27, 2024. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•our ability to enroll subjects in our ongoing and planned clinical trials;
•results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•regulatory approval of seralutinib, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 27.6% of our outstanding common stock as of February 27, 2024. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate losses for tax purposes, such losses will carry forward to offset future taxable income, if any, until such losses are used to offset taxable income (if ever) or expire (if at all). As of December 31, 2023, we had federal and state net operating loss carryforwards, or NOLs, of approximately $532.1 million and $1.8 million, respectively. Our federal and state NOLs that are subject to expiration will begin to expire in 2034, unless previously utilized. Our federal NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration but may only be used to offset 80% of our taxable income in taxable years beginning after December 31, 2020. As of December 31, 2023, the Company has foreign NOLs of approximately $89.1 million. The foreign NOLs can be carried forward indefinitely. As of December 31, 2023, we also had orphan drug credit and federal research tax credit carryforwards of approximately $48.6 million and California research tax credits of $12.4 million. The federal research tax credit carryforwards begin to expire in 2038. The California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
Our NOLs and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOLs and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders (or groups of stockholders) in excess of 50 percentage points over a rolling three-year period. Similar rules may apply under state and foreign tax laws. In connection with our IPO in February 2019, we experienced an ownership change for purposes of Section 382 and 383 of the Code. Consequently, our federal NOLs and tax credits generated through February 2019 will be subject to annual limitations. However, our NOLs and tax credits are not expected to expire unused as a result of such annual limitations, assuming we otherwise have taxable income or income tax liabilities in future periods. We are currently completing our review of whether we experienced an ownership change for purposes of Section 382 and 383 of the Code through 2023. If additional ownership changes have occurred, including as a result of our private placements of common stock in 2022 and 2023, or additional ownership changes occur in the future as a result of changes in our stock ownership, many of which are outside our control, the NOL and credit carryforwards could be subject to further annual limitations. If we earn taxable income, such annual limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of less than $100 million, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. We will need to reassess, as of June 30, 2024, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2024. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our seralutinib development program, which could materially affect our results.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data, and personal information, or collectively, Confidential Information, of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.
There can be no assurance that our cybersecurity program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information. Despite the implementation of security measures as part of our cybersecurity program, our information technology systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access Confidential Information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also incur liability and the further development and commercialization of seralutinib could be delayed. In addition, we also rely on third parties to manufacture seralutinib, so similar events relating to their computer systems could also have a material adverse effect on our business. Some of the federal, state and foreign government requirements under data privacy and security laws include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our service providers or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. To the extent that any disruption or security breach were to result in violations of privacy and security laws, we could also be subject to significant fines, penalties or liabilities, which could adversely affect our business, financial condition, results of operations and prospects.
Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.
Our operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, and other natural or manmade disasters or business interruptions, for which we are predominantly self-insured. We rely on third-party manufacturers to produce seralutinib. Our ability to obtain clinical supplies of seralutinib could be disrupted if the operations of these suppliers were affected by a man-made or natural disaster or other business interruption. In addition, our corporate headquarters is located in San Diego, California near major earthquake faults and fire zones, and the ultimate impact on us of being located near major earthquake faults and fire zones and being consolidated in a certain geographical area is unknown. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell seralutinib abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, clinical research organizations, contractors and other collaborators and partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
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
The rules and regulations applicable to public companies have increased and may continue to increase our legal and financial compliance costs and to make some activities more time consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Although we have determined that our internal control over financial reporting was effective as of December 31, 2023, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity program is integrated into our overall risk management program and includes reporting channels to the executive management team and an internal Cybersecurity Oversight Committee, as well as governance processes which communicate cybersecurity risks to departments across the organization, including legal, strategic, operational, and financial areas. This encourages consideration of cybersecurity oversight, accountability and diligence across the organization.
Our cybersecurity program includes:
•Processes to assess cybersecurity risk, designed to help identify material cybersecurity risks to critical systems, information, products, services, and the broader enterprise information technology environment;
•a security team principally responsible for coordinating and managing (1) cybersecurity risk evaluation processes, (2) implementation of cybersecurity controls, and (3) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of the organization’s cybersecurity controls;
•cybersecurity awareness training of employees, incident response personnel, including third party providers, and senior management;
•a cybersecurity incident response plan which includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors that have access to sensitive data or information.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected or are reasonably likely to materially affect the organization, including operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors— Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our seralutinib development program, which could materially affect our results.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees management’s implementation of the cybersecurity program.
The Audit Committee receives formal annual reports from management regarding cybersecurity risks. In addition, management updates the Board and Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.
Our management team including the Executive Vice President, Technical Operations and Administration is responsible for assessing and managing material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes collective decades of experience working in and overseeing information technology and cybersecurity functions, technical cybersecurity certifications, and active membership in cybersecurity professional organizations, as well as local groups, to support knowledge sharing and ongoing education.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us and alerts and reports produced by security tools deployed in the information technology environment.
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
Holders of Common Stock
As of February 27, 2024, there were 225,582,250 shares of our common stock outstanding held by approximately 50 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Stock Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from February 8, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2023. The figures represented below assume an investment of $100 in our common stock at the closing price of $17.94 on February 8, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on February 8, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
250
200
150
100
50
0
2/8/2019
4/8/2019
6/8/2019
8/8/2019
10/8/2019
12/8/2019
2/8/2020
4/8/2020
6/8/2020
8/8/2020
10/8/2020
12/8/2020
2/8/2021
4/8/2021
6/8/2021
8/8/2021
10/8/2021
12/8/2021
2/8/2022
4/8/2022
6/8/2022
8/8/2022
10/8/2022
12/8/2022
2/8/2023
4/8/2023
6/8/2023
8/8/2023
10/8/2023
12/8/2023
Gossamer Bio
Nasdaq Biotechnology Index
Nasdaq Composite Index

        Unregistered Sales of Equity Securities
None.
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

Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PAH. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In the fourth quarter of 2023, we initiated the registrational Phase 3 PROSERA Study in PAH. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD. We are actively pursuing clinical development plans for seralutinib in PH-ILD. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings. We raised $1,263.2 million from October 2017 through December 31, 2023 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our initial public offering, or IPO, completed in February 2019, proceeds from the Credit Facility and 2027 Notes (as defined below), issuance of common stock in May 2020 and July 2022 and issuance of common stock and accompanying warrants in July 2023. As of December 31, 2023, we had $296.4 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2023 and 2022, our net loss was $179.8 million and $229.4 million, respectively. As of December 31, 2023, we had an accumulated deficit of $1,212.0 million. We expect our expenses and operating losses will remain relatively flat as compared to 2023, as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
Operating expenses
Research and development
Research and development expenses relate primarily to preclinical and clinical development of seralutinib and discovery efforts, as well as our discontinued clinical product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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
Our direct research and development expenses consist principally of external costs, such as fees paid to CROs, investigative sites and consultants in connection with our clinical trials, preclinical and non-clinical studies, and costs related to manufacturing clinical trial materials. We deploy our personnel and facility related resources across all of our research and development activities. We track external costs and personnel expense on a program-by-program basis and allocate common expenses, such as facility related resources, to each program based on the personnel resources allocated to such program. Stock-based compensation and personnel and common expenses not attributable to a specific program are considered unallocated research and development expenses. We categorize Terminated Programs as any research and development expenses attributable to our clinical stage product candidates that were terminated prior to December 31, 2023.
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

•the phase 3 stage of development for seralutinib; and
•the efficacy and safety profile of seralutinib.
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
Other income (expense), net
Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) investment accretion, (3) sublease income, (4) interest expense related to our Credit Facility and our 2027 Notes, (5) employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, (6) Ireland Corporate R&D tax credit and (7) other miscellaneous income (expense).
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
Results of Operations for the Years Ended December 31, 2023 and 2022
The following table sets forth our selected statements of operations data for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		2023 vs 2022 Change
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$135,304	$170,919	$(35,615)
In process research and development	10,000	65	9,935
General and administrative	38,455	47,609	(9,154)
Total operating expenses	183,759	218,593	(34,834)
Loss from operations	(183,759)	(218,593)	34,834
Other income (expense)
Interest income	1,997	1,583	414
Interest expense	(13,511)	(13,880)	369
Other income, net	15,456	1,512	13,944
Total other income (expense), net	3,942	(10,785)	14,727
Net loss	$(179,817)	$(229,378)	$49,561
Operating Expenses
Research and development
Research and development expenses were $135.3 million for the year ended December 31, 2023, compared to $170.9 million for the year ended December 31, 2022, for a decrease of $35.6 million, which was primarily attributable to a decrease of $65.8 million of costs associated with preclinical studies and clinical trials for terminated programs, offset by an increase of $30.2 million of costs associated with preclinical studies and clinical trials for seralutinib.
The following table shows our research and development expenses by program for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
	(in thousands)
Seralutinib	$93,158	$62,983
Terminated programs	42,146	107,936
Total research and development	$135,304	$170,919
In process research and development
IPR&D expenses for the year ended December 31, 2023 were $10.0 million, which was attributable to a milestone obligation incurred upon the initiation of the Phase 3 clinical trial of seralutinib in the fourth quarter of 2023 and paid to Pulmokine in 2024. There were no significant IPR&D expenses for the year ended December 31, 2022.
General and administrative
General and administrative expenses were $38.5 million for the year ended December 31, 2023, compared to $47.6 million for the year ended December 31, 2022, for a decrease of $9.2 million, which was primarily attributable to a $5.5 million decrease in stock-based compensation expense, a decrease of $1.3 million in professional services expense, a decrease of $0.7 million in insurance costs and a decrease of $0.9 million in other operating expense.

Other income (expense), net
Other income, net was $3.9 million for the year ended December 31, 2023, compared to other expense, net of $10.8 million for the year ended December 31, 2022, for an increase of $14.7 million, which was primarily attributable to a $8.7 million increase in investment accretion, a $5.2 million increase in other income related to $2.8 million of employee retention credit under the CARES Act and $2.1 million of Ireland Corporate R&D tax credit, a $0.4 million increase in interest income and a $0.4 million decrease in interest expense.
Results of Operations for the Years Ended December 31, 2022 and 2021
The discussion of our financial condition and results of operations for the year ended December 31, 2022 and the comparison of 2022 and 2021 results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 is incorporated by reference into this MD&A.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2023 and 2022, we had an accumulated deficit of $1,212.0 million and $1,032.2 million, respectively.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through the year ended December 31, 2023, our operations have been financed primarily by proceeds of $1,263.2 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from our Credit Facility and 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022 and proceeds from issuance of common stock and accompanying warrants in July 2023. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $296.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. As of December 31, 2023, no tranches under the Credit Facility were available to be drawn.
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
On July 24, 2023, we completed a private placement of 129,869,440 shares of our common stock and 32,467,360 accompanying warrants. The aggregate gross proceeds for the private placement were $212.1 million, before deducting offering expenses. On August 18, 2023, we filed a registration statement on Form S-3 registering the resale of the shares of common stock and shares of common stock issuable upon the exercise of warrants issued in the private placement, which was declared effective on August 28, 2023.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” to the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, herein by this reference.
The following table shows a summary of our cash flows for each of the years shown below:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(159,158)	$(187,032)	$(188,890)
Net cash used in investing activities	(110,970)	(1,035)	(117,427)
Net cash provided by financing activities	190,154	117,090	3,329
Effect of exchange rate changes on cash, cash equivalents and restricted cash	110	(517)	(165)
Net decrease in cash, cash equivalents and restricted cash	$(79,864)	$(71,494)	$(303,153)
Operating activities
During the year ended December 31, 2023, operating activities used approximately $159.2 million of cash, primarily resulting from a net loss of $179.8 million and changes in accrued research and development expenses of $7.8 million, changes in amortization of premium on investments of $9.5 million, reduced by stock-based compensation expense of $28.5 million and in process research and development expense of $10.0 million.
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
Investing activities
During the year ended December 31, 2023, investing activities used approximately $111.0 million of cash, primarily resulting from the purchases of marketable securities of $441.7 million, offset by the maturities of marketable securities of $330.7 million.
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

Financing activities
During the year ended December 31, 2023, financing activities provided $190.2 million of cash, resulting from proceeds from the issuance of common stock and warrants in a private offering of $201.3 million, reduced by the principal repayments of long-term debt of $11.6 million.
During the year ended December 31, 2022, financing activities provided $117.1 million of cash, resulting from proceeds from the private offering of $119.9 million, proceeds from the exercise of stock options of $1.7 million, and from proceeds from the purchase of shares pursuant to our 2019 Employee Stock Purchase Plan, or ESPP, of $1.2 million, partially offset by the principal repayments of long-term debt of $5.8 million.
During the year ended December 31, 2021, financing activities provided $3.3 million of cash, resulting from proceeds from the exercise of stock options of $2.0 million, and from the purchase of shares pursuant to the ESPP of $1.3 million.
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
Our future capital requirements will depend on many factors, including:
•the type, number, scope, progress, enrollment pace, expansions, results, costs and timing of, our preclinical studies and clinical trials of seralutinib which we are pursuing or may choose to pursue in the future;
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
•the costs associated with hiring additional personnel and consultants to continue the development and potential commercialization of seralutinib;
•the timing and amount of the milestone or other payments we must make to Pulmokine from whom we have in-licensed seralutinib;
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2023 our cash and cash equivalents consisted of cash, money market funds and commercial paper, and our marketable securities consisted of commercial paper, corporate debt securities and U.S. Treasury and agency securities. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
Our outstanding debt under the Credit Facility bears interest at an annual rate equal to the sum of (i) the secured overnight financing rate, or SOFR, plus a corresponding spread, plus (ii) 7.00%, subject to a SOFR floor of 2.00% and an interest rate ceiling of 16%. Given the ceiling of the interest rate, an increase in market interest rates would increase annual interest expense and decrease cash flows by a maximum of $1 million. On December 7, 2022, we entered into the Third Amendment to the Credit Facility which implemented SOFR as the replacement of LIBOR as the benchmark interest rate for borrowings.
We are exposed to market risk related to changes in foreign currency exchange rates associated with our foreign operations where we conduct business in local currencies. We also contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2023 and 2022, we had minimal assets and liabilities denominated in foreign currencies and an immediate change of 10% in the exchange rate of the foreign currencies would result in a net impact of approximately $0.2 million in our consolidated balance sheets and consolidated statement of operations and comprehensive loss.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. Inflation increased during the year ended December 31, 2023. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation had a material effect on our business, financial condition or results of operations during the periods presented, we may experience adverse effects if inflation rates remain elevated. Significant adverse changes in inflation and prices in the future could result in material losses.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Item 9B. Other Information.
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2024 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be set forth in the section headed “Certain Relationships and Related Person Transactions,” “Board Independence” and “Board Committees and Independence” in our Definitive Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be set forth in the section headed “Independent Registered Public Accounting Firm's Fees” in our Definitive Proxy Statement and is incorporated herein by reference.

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
None.

Gossamer Bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gossamer Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gossamer Bio, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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

Accrued Research and Development Expenses
Description of the Matter
As of December 31, 2023, the Company accrued 7.8 million for research and development expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated research and development costs, comprising payments due for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractor’s bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs are accrued as patients enter and progress through the trial.

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
San Diego, California
March 5, 2024

GOSSAMER BIO, INC.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$32,109	$111,973
Marketable securities	264,316	143,705
Prepaid expenses and other current assets	10,094	6,202
Total current assets	306,519	261,880
Property and equipment, net	1,648	3,981
Operating lease right-of-use assets	3,131	5,909
Other assets	618	680
Total assets	$311,916	$272,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,526	$1,459
Accrued research and development expenses	7,779	15,626
Current portion of long-term debt	11,613	11,613
Accrued expenses and other current liabilities	26,680	20,532
Total current liabilities	51,598	49,230
Long-term convertible senior notes	196,591	195,709
Long-term debt	814	11,988
Operating lease liabilities - long-term	144	3,446
Total liabilities	249,147	260,373
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 225,409,315 shares issued and outstanding as of December 31, 2023, and 94,478,405 shares issued and 94,423,181 shares outstanding as of December 31, 2022	23	10
Additional paid-in capital	1,275,136	1,044,864
Accumulated deficit	(1,212,040)	(1,032,223)
Accumulated other comprehensive loss	(350)	(574)
Total stockholders' equity	62,769	12,077
Total liabilities and stockholders' equity	$311,916	$272,450
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$135,304	$170,919	$170,267
In process research and development	10,000	65	75
General and administrative	38,455	47,609	45,782
Total operating expenses	183,759	218,593	216,124
Loss from operations	(183,759)	(218,593)	(216,124)
Other income (expense)
Interest income	1,997	1,583	761
Interest expense	(13,511)	(13,880)	(19,440)
Other income, net	15,456	1,512	799
Total other income (expense), net	3,942	(10,785)	(17,880)
Net loss	$(179,817)	$(229,378)	$(234,004)
Other comprehensive (loss) income:
Foreign currency translation	33	(544)	(329)
Unrealized income (loss) on marketable securities	191	(75)	(225)
Other comprehensive income (loss)	224	(619)	(554)
Comprehensive loss	(179,593)	(229,997)	(234,558)
Net loss per share, basic and diluted	$(1.18)	$(2.71)	$(3.13)
Weighted average common shares outstanding, basic and diluted	152,621,669	84,574,869	74,843,482
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity
	Shares	Amount
Balance as of December 31, 2020	73,874,904	$8	$897,607	$(577,530)	$599	$320,684
Vesting of restricted stock	906,037	—	—	—	—	—
Exercise of stock options	325,494	—	2,014	—	—	2,014
Stock-based compensation	—	—	32,008	—	—	32,008
Issuance of common stock pursuant to Employee Stock Purchase Plan	160,790	—	1,315	—	—	1,315
Issuance of common stock for restricted stock units vested	485,439	—	—	—	—	—
Net loss	—	—	—	(234,004)	—	(234,004)
Other comprehensive loss	—	—	—	—	(554)	(554)
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle (See Note 2)	—	—	(53,527)	8,689	—	(44,838)
Issuance of common stock in connection with a private offering, net of offering costs of $184	16,649,365	2	119,944	—	—	119,946
Vesting of restricted stock	662,700	—	—	—	—	—
Exercise of stock options	270,707	—	1,736	—	—	1,736
Stock-based compensation	—	—	42,553	—	—	42,553
Issuance of common stock pursuant to Employee Stock Purchase Plan	157,858	—	1,214	—	—	1,214
Issuance of common stock for restricted stock units vested	929,887	—	—	—	—	—
Net loss	—	—	—	(229,378)	—	(229,378)
Other comprehensive loss	—	—	—	—	(619)	(619)
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Issuance of common stock and warrants in connection with a private offering, net of offering costs of $10,779	129,869,440	13	201,310	—	—	201,323
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	28,518	—	—	28,518
Issuance of common stock pursuant to Employee Stock Purchase Plan	336,795	—	444	—	—	444
Issuance of common stock for restricted stock units vested	724,674	—	—	—	—	—
Net loss	—	—	—	(179,817)	—	(179,817)
Other comprehensive income	—	—	—	—	224	224
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(179,817)	$(229,378)	$(234,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,607	1,832	1,740
Stock-based compensation expense	28,518	42,553	32,008
In process research and development expenses	10,000	65	75
Amortization of operating lease right-of-use assets	2,778	2,597	3,427
Amortization of long-term debt discount and issuance costs	1,321	1,163	6,731
Amortization of discount (premium) on investments, net of accretion of discounts	(9,450)	(1,405)	339
Loss on disposal of property and equipment	726	—	20
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,892)	296	2,631
Other assets	62	400	(53)
Operating lease liabilities	(2,982)	(2,721)	(3,580)
Accounts payable	3,990	(1,813)	(4,428)
Accrued expenses	(835)	(1,659)	736
Accrued research and development expenses	(7,847)	(579)	5,774
Accrued compensation and benefits	(3,240)	1,618	(278)
Accrued interest expense	(97)	(1)	(28)
Net cash used in operating activities	(159,158)	(187,032)	(188,890)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	—	(65)	(75)
Purchase of marketable securities	(441,670)	(238,060)	(152,031)
Maturities of marketable securities	330,700	237,500	36,225
Purchase of property and equipment	—	(410)	(1,546)
Net cash used in investing activities	(110,970)	(1,035)	(117,427)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants in a private offering, net of offering costs	201,323	119,946	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	444	1,214	1,315
Proceeds from the exercise of stock options	—	1,736	2,014
Principal repayments of long-term debt	(11,613)	(5,806)	—
Net cash provided by financing activities	190,154	117,090	3,329
Effect of exchange rate changes on cash, cash equivalents and restricted cash	110	(517)	(165)
Net decrease in cash, cash equivalents and restricted cash	(79,864)	(71,494)	(303,153)
Cash, cash equivalents and restricted cash, at the beginning of the period	111,973	183,467	486,620
Cash, cash equivalents and restricted cash, at the end of the period	$32,109	$111,973	$183,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,288	$12,712	$12,738

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$3,029	$—
Derecognition ROU lease assets obtained in exchange for operating lease liabilities	—	$—	$1,650
Change in unrealized loss on marketable securities, net	$191	$(75)	$(225)
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$83	$—
The accompanying notes are an integral part of these consolidated financial statements.

Gossamer Bio, Inc. Notes to Consolidated Financial Statements
Note 1—Description of Business
Gossamer Bio, Inc. (including its subsidiaries, referred to as "we," "us," "our,", or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of pulmonary arterial hypertension, or PAH. The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.
The consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of December 31, 2023 and 2022, the Company had an accumulated deficit of $1,212.0 million and $1,032.2 million, respectively.
From the Company’s inception through the year ended December 31, 2023, the Company has funded its operations primarily through equity and debt financings. The Company raised $1,263.2 million from October 2017 through December 31, 2023 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, its initial public offering ("IPO"), the Credit Facility and 2027 Notes (as defined in Note 5 below), issuance of common stock in May 2020 and July 2022 and issuance of common stock and accompanying warrants in July 2023. See Note 5 for additional information regarding the Credit Facility and the 2027 Notes.
On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company, $1.85125 per share and accompanying warrant. Each warrant will have an exercise price per share of $2.04, will be immediately exercisable on the date of issuance and will expire five years from the closing of the private placement. The aggregate gross proceeds for the private placement were approximately $212.1 million, before deducting offering expenses, which equaled approximately $10.7 million.
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
Marketable Securities
The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying consolidated balance sheets. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income, net in the Company's consolidated statements of operation and comprehensive loss. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company has determined that there were no material declines in fair values of its investments due to credit-related factors as of December 31, 2023.
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
In process research and development
In process research and development costs relate to a milestone payment to Pulmokine for the initiation of the Phase 3 clinical trial for seralutinib.
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

Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet a more-likely-than-not threshold. For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company is subject to taxation in the United States and California, Ireland and Luxembourg. As of December 31, 2023, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses ("NOLs") and tax credits.
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
Foreign Currency
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximate the rates in effect at the transaction dates. The resulting translation adjustments are recorded in accumulated other comprehensive loss in the Company's consolidated balance sheets. Foreign exchange transaction gains and losses are included in other income, net in the Company’s consolidated statement of operations and comprehensive loss.
Recent Accounting Pronouncements - Announced
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	December 31,
	2023	2022	2021
2027 Notes	12,321,900	12,321,900	12,321,900
Shares issuable upon exercise of stock options	23,626,115	17,487,165	9,434,660
Shares issuable upon exercise of warrants	32,467,360	—	—
Non-vested shares under restricted stock grants	427,698	1,350,035	2,561,219
Total potentially dilutive securities	68,843,073	31,159,100	24,317,779

Note 3—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued compensation and benefits	$10,294	$13,534
Operating lease liabilities	3,302	2,983
Accrued consulting fees	643	1,104
Accrued interest	968	1,065
Accrued legal fees	385	380
Accrued in process research and development	10,000	—
Accrued accounting fees	234	521
Accrued other	854	945
Total accrued expenses and other current liabilities	$26,680	$20,532
Note 4—Fair Value Measurements and Available for Sale Investments
Fair Value Measurements
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2023
Money market funds	$25,222	$25,222	$—	$—
U.S. Treasury and agency securities	92,309	92,309	—	—
Commercial paper	168,534	—	168,534	—
Corporate debt securities	3,473	—	3,473	—
As of December 31, 2022
Money market funds	$54,662	$54,662	$—	$—
U.S. Treasury and agency securities	31,458	31,458	—	—
Commercial paper	103,409	—	103,409	—
Corporate debt securities	8,838	—	8,838	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of December 31, 2023 and 2022, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was no significant interest receivable as of December 31, 2023 and 2022, and is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
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
As of December 31, 2023 and 2022 the fair value of the Company's 2027 Notes was $74.9 million and $61.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income, net in the Company's consolidated statements of operations and comprehensive loss. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recover of their amortized cost basis.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of December 31, 2023 and 2022 are as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of December 31, 2023
U.S Treasury and agency securities	$92,294	$20	$(5)	$92,309
Corporate debt securities	3,467	6	—	3,473
Commercial paper	168,488	76	(30)	168,534
Total marketable securities	$264,249	$102	$(35)	$264,316
Number of securities with unrealized losses			12
As of December 31, 2022
U.S. Treasury and agency securities	$31,445	$15	$(2)	$31,458
Corporate debt securities	8,876	$—	(38)	8,838
Commercial paper	103,508	1	(100)	103,409
Total marketable securities	$143,829	$16	$(140)	$143,705
Number of securities with unrealized losses			16
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of December 31, 2023 and 2022, there were no material declines in the market value of the Company's available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of December 31, 2023, were as follows (in thousands):

Estimated Fair Value
Less than one year	$264,316
Greater than one year	—
Total	$264,316
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of December 31, 2023, the Company was in compliance with these covenants.
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
Debt consisted of the following (in thousands):

December 31, 2023
Debt, current portion	$11,613
Debt, non-current portion	968
Total debt	12,581
Less: unamortized debt discount and issuance costs	(154)
Debt, net	$12,427

The scheduled future minimum principal payments as of December 31, 2023 are as follows (in thousands):

2024	$11,613
2025	968
Total	$12,581
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of December 31, 2023, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.

As of December 31, 2023 and 2022, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the liability component of the 2027 Notes was as follows (in thousands):

	December 31,
	2023	2022
Principal amount	$200,000	$200,000
Unamortized debt discount	(3,194)	(4,021)
Unamortized debt issuance cost	(215)	(270)
Net carrying amount	$196,591	$195,709
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual interest expense	$10,000	$10,000	$9,972
Amortization of debt discount	826	782	6,364
Amortization of debt issuance cost	56	53	32
Total interest expense related to the 2027 Notes	$10,882	$10,835	$16,368
Note 6—Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2023, 2022, and 2021.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $58.0 million, which includes a payment of $10.0 million due upon initiation of the first Phase 3 clinical trial, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021. As of December 31, 2023, the Company accrued a milestone payment of $10.0 million in connection with the initiation of the Phase 3 clinical trial of seralutinib, which was paid in January 2024. No other milestones had been accrued as the underlying contingencies had not yet been met.
The Company recorded the following IPR&D expense on the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Seralutinib	$10,000	$—	$—
Terminated programs	—	65	75
Total in process research and development	$10,000	$65	$75

Note 7—Income Taxes
The amount of net loss before taxes for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	December 31,
	2023	2022	2021
	(in thousands)
U.S. loss before taxes	$134,073	$175,777	$183,194
Foreign loss before taxes	45,736	53,593	50,802
Pre-tax Loss	$179,809	$229,370	$233,996
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023, 2022 and 2021 are shown below. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2023 was an increase of $17.3 million.

	December 31,
	2023	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses	$122,987	$128,989	$116,425
Tax credits, net	45,445	34,193	24,964
Amortization	6,919	8,487	9,190
Stock-based compensation	9,886	8,445	4,917
Lease liability	726	1,354	1,285
Accrued compensation	1,887	2,514	2,238
Section 174	34,268	21,840	—
Other	43	37	18
Total gross deferred tax assets	222,161	205,859	159,037

Deferred tax liabilities:
Convertible senior notes	—	—	(9,395)
Right of use asset	(660)	(1,244)	(1,150)
Property, plant and equipment	(108)	(565)	(790)
Total gross deferred tax liabilities	(768)	(1,809)	(11,335)
Valuation allowance	(221,393)	(204,050)	(147,702)
Net deferred tax asset	$—	$—	$—
As of December 31, 2023, the Company had federal and state NOL carryforwards of approximately $532.1 million and $1.8 million, respectively. The federal NOL carryforwards generated prior to January 1, 2018 begin to expire in 2034, unless previously utilized. The federal NOLs generated in taxable years beginning after December 31, 2017 of $529.1 million can be carried forward indefinitely but may only be used to offset up to 80% of future taxable income each year. The California NOL carryforwards begin to expire in 2036. As of December 31, 2023, the Company also has foreign NOL carryforwards of approximately $89.1 million. The foreign NOL can be carried forward indefinitely. In the current year, the Company determined $140.0 million of foreign NOL carryforwards were relinquished due to liquidation and adjusted the carryforward accordingly.
As of December 31, 2023, the Company also had orphan drug credit and federal research tax credit carryforwards of approximately $48.6 million and California research tax credits of $12.4 million. The federal research tax credit carryforwards begin to expire in 2038, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2023	2022	2021
Federal statutory income tax rate	21.00%	21.00%	21.00%
State income taxes, net of federal benefit	—%	—%	—%
Change in valuation allowance	(8.73%)	(20.25%)	(19.73%)
Research and experimentation credits	5.69%	3.39%	2.62%
Foreign rate differential	(2.13%)	(1.88%)	(1.95%)
Stock-based compensation	(1.44%)	(0.90%)	(1.56%)
Nondeductible interest	(1.27%)	(0.99%)	(0.96%)
Foreign Restructuring Impact	(12.49%)	—%	—%
Other	(0.62%)	(0.37%)	0.57%
Provision for income taxes	—%	—%	—%

The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax respectively. In general, an ownership change as defined by Sections 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. The Company had an ownership change with the IPO in February of 2019 which resulted in no forfeiture of NOL’s or credits. The Company is completing a review of whether an ownership change occurred for purposes of Sections 382 and 383 Code through 2023. If ownership changes have occurred, including as a result of the Company's private placements of common stock in 2022 and 2023, or additional ownership changes occur in the future as a result of changes in The Company's stock ownership, many of which are outside the Company's control, the NOL and credit carryforwards could be subject to further annual limitations. The Company will update their NOL’s and credits once the analysis is completed. If NOL’s and credits are forfeited, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
The Company files income tax returns in the United States, California, Florida, Ireland, and Luxembourg. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. As of December 31, 2023, 2022, or 2021, there were no accruals for interest related to unrecognized tax benefits or tax penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2023, 2022, and 2021, excluding interest and penalties, is as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of the year	$10,572	$7,551	$5,060
Increase related to current year positions	3,082	3,021	2,491
Balance at the end of the year	$13,654	$10,572	$7,551
Included in the balance of unrecognized tax benefits at December 31, 2023 is $13.7 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the Company's deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax benefits within the next 12 months.
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

On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company $1.85125, per share and accompanying warrant. Each warrant has an exercise price per share of $2.04, was immediately exercisable on the date of issuance and will expire five years from the closing of the private placement. The aggregate gross proceeds for the private placement were $212.1 million, before deducting offering expenses, which equaled $10.8 million. On August 18, 2023, the Company filed a registration statement on Form S-3 registering the shares of common stock and shares of common stock issuable upon the exercise of warrants issued in the private placement, which registration statement was declared effective on August 28, 2023.
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
For the year ended December 31, 2023, no shares were forfeited due to termination of employment. Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2023, there were no shares of common stock subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Note 9—Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of December 31, 2023, an aggregate of 5,262,279 shares of common stock were available for issuance under the 2023 Inducement Plan, and 1,500,000 shares of common stock were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2023, an aggregate of 718,453 shares of common stock were available for issuance under the 2019 Plan and 20,374,879 shares of common stock were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the years ended December 31, 2023 and 2022, 336,795 shares and 157,858 shares were issued pursuant to the ESPP, respectively. As of December 31, 2023, an aggregate of 3,058,844 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of December 31, 2023, 2,178,934 shares of common stock were subject to outstanding options under the 2017 Plan, and no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
On May 5, 2023, the Company granted to its Chairman and Chief Executive Officer 750,000 options with an exercise price of $1.36 per share. This grant contains both service and market based vesting conditions. The awards vest on the later of the date of achievement and the one-year anniversary of the grant date. The market condition becomes satisfied in 50%, 25% and 25% tranches upon achieving the average per-share closing price of the Company's common stock over any 30 consecutive calendar days following the grant date equal to or exceeding $5.00, $7.50 and $10.00, respectively. In the event a stock price tranche has not vested prior to the fourth anniversary of the grant date, any portion of the option attributable to such tranche will be forfeited. Due to the market condition included in this grant, the Company used the Geometric Brownian Motion/Monte Carlo model to value this award. The total stock-based compensation expense related to this award is $0.4 million, which is included in general and administrative expense on the consolidated statements of operations and comprehensive loss. The Company expects to recognize this expense over a weighted average period of approximately 2.2 years.
Effective May 5, 2023, and in accordance with the terms of the 2019 Plan, the Company's board of directors approved a stock option repricing (the “Option Repricing”) whereby the exercise price of each Eligible Option (as defined below) was immediately reduced to $1.36 per share, the closing stock price on May 5, 2023. For purposes of the Option Repricing, “Eligible Options” are 6,817,057 outstanding stock options as of May 5, 2023 (vested or unvested) granted under the 2019 Plan prior to November 30, 2022 and held by those eligible employees of the Company identified by the Company's board of directors, including the Company’s executive officers, except for the Company’s Chairman and Chief Executive Officer.
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
The following assumptions were used to estimate the fair value of stock option awards granted to employees under the Company’s equity incentive plans and the shares purchasable under the ESPP during the periods presented:

Year Ended December 31,
	2023	2022	2021
Employee Stock Options
Expected term (in years)	1.0 - 7.0	4.4 - 6.1	4.6 - 6.1
Risk-free interest rate	3.36% - 4.73%	1.31% - 4.35%	0.65% - 1.30%
Volatility	70.01% - 170.69%	71.10% - 89.87%	78.80% - 84.79%
Dividend yield	—	—	—

Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	4.87% -5.47%	0.60% - 3.51%	0.06% - 0.20%
Volatility	115.19% - 216.45%	64.98% - 121.43%	61.29% - 87.13%
Dividend yield	—	—	—

The following table summarizes stock option activity for the years ended December 31, 2023, 2022 and 2021:

	Shares Subject to Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	Shares	Weighted- Average Exercise Price
				(in thousands)
Outstanding as of December 31, 2020	9,401,082	$13.42	8.1	$10,182
Options granted	3,159,126	$9.82
Options exercised	(325,494)	$6.19
Options forfeited/cancelled	(2,800,054)	$14.14
Outstanding as of December 31, 2021	9,434,660	$12.24	7.4	$15,822
Options granted	9,271,272	$6.75
Options exercised	(270,707)	$6.41
Options forfeited/cancelled	(948,060)	$15.69
Outstanding as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options granted	17,159,617	$1.16
Options exercised	—	$—
Options forfeited/cancelled	(11,020,667)	$11.07
Outstanding as of December 31, 2023	23,626,115	$2.52	7.9	$369
Options vested and expected to vest as of December 31, 2023	23,626,115	$2.52	7.9	$369
Options exercisable as of December 31, 2023	8,952,067	$4.17	6.3	$1
The weighted-average grant date fair value per share for the stock options granted during the year ended December 31, 2023, 2022 and 2021 was $3.88, $4.77 and $6.93, respectively.
The aggregate fair value of stock options that vested during the years ended December 31, 2023, 2022 and 2021 was $22.7 million, $20.7 million and $21.9 million, respectively.
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023, 2022 and 2021 was $0.0 million, $1.5 million and $1.6 million, respectively.
At December 31, 2023, the total unrecognized compensation related to unvested stock option awards granted was $25.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
Warrants
On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company, $1.85125 per share and accompanying warrant. Each warrant has an exercise price per share of $2.04, was immediately exercisable on the date of issuance and will expire five years from the closing of the private placement. Given that the warrants are indexed to the Company's shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company's consolidated balance sheets. As of December 31, 2023, there were 32,467,360 warrants outstanding.

Restricted Stock
The summary of the Company’s restricted stock activity during the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2020	3,330,821	$7.16
Granted	1,349,885	10.23
Vested	(1,391,476)	5.86
Forfeited / cancelled	(728,011)	10.03
Nonvested at December 31, 2021	2,561,219	$8.67
Granted	572,901	11.94
Vested	(1,592,588)	7.78
Forfeited / cancelled	(191,497)	10.68
Nonvested at December 31, 2022	1,350,035	$10.83
Granted	—	—
Vested	(779,900)	10.67
Forfeited / cancelled	(142,437)	11.39
Nonvested at December 31, 2023	427,698	$10.92
At December 31, 2023, the total unrecognized compensation related to unvested restricted stock awards granted was $0.5 million, which the Company expects to recognize over a weighted-average period of approximately 0.1 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development	$15,871	$24,415	$18,943
General and administrative	12,647	18,138	13,065
Total stock-based compensation expense	$28,518	$42,553	$32,008
As of December 31, 2023, total unrecognized compensation expense related to the ESPP was $0.9 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.
Note 10—Property and Equipment, Net
The Company’s property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2023	December 31, 2022
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	52	130
Lab equipment	2-5	3,246	6,098
Leasehold improvements	6-7	2,562	2,562
Construction in process	N/A	—	83
Total property and equipment		7,080	10,093
Less: accumulated depreciation		(5,432)	(6,112)
Property and equipment, net		$1,648	$3,981

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was approximately $1.6 million, $1.8 million and $1.7 million, respectively, and was recorded in general and administrative expense and research and development expense, respectively, on the consolidated statements of operations and comprehensive loss.
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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the balance sheet at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of December 31, 2023, the weighted average remaining lease term was 1.0 year.
Lease costs were comprised of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$3,114	$3,097	$4,029
Short-term lease cost	52	45	53
Total lease cost	$3,166	$3,142	$4,082
Cash paid for amounts included in the measurement of operating lease liabilities as of December 31, 2023 and 2022 was $3.3 million and $3.2 million, respectively.
Gross future minimum annual rental commitments as of December 31, 2023, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2024	$3,419
2025	144
Total undiscounted rent payments	$3,563

Present value discount	(117)
Present value of lease payments	$3,446
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	3,302
Noncurrent operating lease liabilities	144
Total operating lease liability	$3,446
For the years ended December 31, 2023, 2022 and 2021, the Company recorded approximately $3.4 million, $3.3 million and $4.3 million, respectively, in rent expense. Rent expense is included in research and development and general and administrative expense on the consolidated statements of operations and comprehensive loss.
Subsequent events
The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the audited consolidated financial statements or disclosures.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	8/8/2023	3.1
3.2	Amended and Restated Bylaws.	8-K	11/27/2023	3.1
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Description of Securities Registered under Section 12 of the Exchange Act.	10-K	2/26/2021	4.3
4.3	Indenture, dated as of May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.5).	8-K	5/21/2020	4.3
4.6	Form of Warrant.	8-K	7/20/2023	4.1
10.1#	Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.1
10.2#	Form of stock option grant notice and stock option agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.2
10.3#	Form of restricted stock grant notice and restricted stock agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.3
10.4#	Form of Founder restricted stock grant notice and restricted stock agreement.	S-1	12/21/2018	10.4
10.5#	Gossamer Bio, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder.	S-1/A	1/23/2019	10.5
10.6#	Gossamer Bio, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	1/23/2019	10.6
10.7#	Gossamer Bio, Inc. Non-Employee Director Compensation Program.				X
10.8#	Gossamer Bio, Inc. Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.	10-Q	5/12/2020	10.1
10.9#	Gossamer Bio, Inc. 2023 Employment Inducement Incentive Award Plan and Form of Stock Option Agreement thereunder.	8-K	11/27/2023	10.1
10.10#	Letter Agreement, dated November 16, 2020, by and between Faheem Hasnain and the Registrant.	10-K	2/26/2021	10.11
10.11#	Employment Letter, dated December 4, 2018, by and between Bryan Giraudo and the Registrant.	S-1	12/21/2018	10.10
10.12#	Employment Letter, dated December 4, 2018, by and between Christian Waage and the Registrant.	S-1	12/21/2018	10.11
10.13#	Employment Letter, dated April 16, 2021, by and between Caryn Peterson and the Registrant.	10-Q	8/9/2021	10.1
10.14#	Employment Letter, dated June 21, 2021, by and between Richard Aranda and the Registrant.	10-Q	8/9/2021	10.3
10.15#	Employment Letter, dated November 25, 2023, by and between Robert Smith and the Registrant.				X
10.16#	Form of Indemnification Agreement.	S-1	12/21/2018	10.14
10.17	Sublease Agreement, dated December 29, 2017, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.15
10.18	First Amendment to Sublease Agreement, dated August 24, 2018, by and between The Medicines Company and the Registrant.	S-1	12/21/2018	10.16
10.19	Second Amendment to Sublease Agreement, dated June 1, 2022, by and between the Medicines Company and the Registrant.	10-Q	8/9/2022	10.10
10.20†	Exclusive License Agreement, dated October 2, 2017, by and between GB002, Inc., the Registrant and Pulmokine, Inc.	S-1	12/21/2018	10.17
10.21	Credit, Guaranty and Security Agreement, dated May 2, 2019, by and among GB001, Inc., as Borrower, Gossamer Bio, Inc., as Guarantor, MidCap Financial Trust, as Agent and Lender, and the additional lenders from time to time party thereto.	8-K	5/3/2019	10.1
10.22	First Amendment to Credit, Guaranty and Security Agreement, dated September 18, 2019, by and among GB001, Inc., as borrower, the Registrant, as guarantor, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as Lender, and the additional lenders from time to time party thereto.	10-Q	11/12/2019	10.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
10.23	Second Amendment to Credit, Guaranty and Security Agreement, dated July 2, 2020, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	8-K	7/2/2020	10.1
10.24	Third Amendment to Credit, Guaranty and Security Agreement, dated December 7, 2022, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	10-K	3/17/2023	10.23
10.25	Fourth Amendment to Credit, Guarantee and Security Agreement, dated February 14, 2023, by and among the Registrant, GB001, Inc., GB002, Inc. and GB004, Inc., as co-borrowers, the other guarantors from time to time party thereto and MidCap Financial Trust, as Agent and as a Lender and the additional lenders from time to time party thereto.	10-K	3/17/2023	10.24
10.26	Stock Purchase Agreement, dated July 12, 2022, by and among the Registrant and the Purchasers named therein.	8-K	7/13/2022	10.1
10.27	Securities Purchase Agreement, dated July 19, 2023, by and among the Registrant and the Purchasers named therein.	8-K	7/20/2023	10.1
10.28	Form of Option Repricing and Cancellation Agreement.	10-Q	8/8/2023	10.1
21.1	List of Subsidiaries of the Registrant.				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy for Recovery of Erroneously Awarded Compensation.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOSSAMER BIO, INC.

By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
Date	March 5, 2024
SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Faheem Hasnain	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 5, 2024
Faheem Hasnain

/s/ Bryan Giraudo	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 5, 2024
Bryan Giraudo

/s/ Russell Cox	Director	March 5, 2024
Russell Cox

/s/ Thomas Daniel, M.D.	Director	March 5, 2024
Thomas Daniel, M.D.

/s/ Renée Galá	Director	March 5, 2024
Renée Galá

/s/ Sandra Milligan, M.D., J.D.	Director	March 5, 2024
Sandra Milligan, M.D., J.D.

/s/ John Quisel, J.D., Ph.D.	Director	March 5, 2024
John Quisel, J.D., Ph.D.