Form 10-Q
period 2024-03-31
Gossamer Bio, Inc.
filed 2024-05-07
CIK 1728117

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of May 2, 2024, the registrant had 226,218,652 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$38,863	$32,109
Marketable securities	205,531	264,316
Prepaid expenses and other current assets	10,875	10,094
Total current assets	255,269	306,519
Property and equipment, net	1,074	1,648
Operating lease right-of-use assets	2,404	3,131
Other assets	613	618
Total assets	$259,360	$311,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,660	$5,526
Accrued research and development expenses	8,929	7,779
Current portion of long-term debt	9,589	11,613
Accrued expenses and other current liabilities	14,641	26,680
Total current liabilities	35,819	51,598
Long-term convertible senior notes	196,819	196,591
Long-term debt	—	814
Operating lease liabilities - long-term	—	144
Total liabilities	232,638	249,147
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 226,218,653 shares issued and outstanding as of March 31, 2024, and 225,409,315 shares issued and outstanding as of December 31, 2023	23	23
Additional paid-in capital	1,281,295	1,275,136
Accumulated deficit	(1,253,968)	(1,212,040)
Accumulated other comprehensive loss	(628)	(350)
Total stockholders' equity	26,722	62,769
Total liabilities and stockholders' equity	$259,360	$311,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$32,392	$37,795
In process research and development	—	15
General and administrative	9,567	10,132
Total operating expenses	41,959	47,942
Loss from operations	(41,959)	(47,942)
Other income (expense)
Interest income	344	587
Interest expense	(3,129)	(3,500)
Other income, net	2,816	1,690
Total other income (expense), net	31	(1,223)
Net loss	$(41,928)	$(49,165)
Other comprehensive income (loss):
Foreign currency translation	(119)	23
Unrealized gain (loss) on marketable securities	(159)	115
Other comprehensive income (loss)	(278)	138
Comprehensive loss	(42,206)	(49,027)
Net loss per share, basic and diluted	$(0.19)	$(0.52)
Weighted average common shares outstanding, basic and diluted	225,735,236	94,870,293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
Stock-based compensation	—	—	5,811	—	—	5,811
Issuance of common stock pursuant to Employee Stock Purchase Plan	390,246	—	348	—	—	348
Issuance of common stock for restricted stock units vested	419,092	—	—	—	—	—
Net loss	—	—	—	(41,928)	—	(41,928)
Other comprehensive loss	—	—	—	—	(278)	(278)
Balance as of March 31, 2024	226,218,653	$23	$1,281,295	$(1,253,968)	$(628)	$26,722

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	8,127	—	—	8,127
Issuance of common stock pursuant to Employee Stock Purchase Plan	249,623	—	367	—	—	367
Issuance of common stock for restricted stock units vested	716,067	—	—	—	—	—
Net loss	—	—	—	(49,165)	—	(49,165)
Other comprehensive income	—	—	—	—	138	138
Balance as of March 31, 2023	95,444,096	$10	$1,053,358	$(1,081,388)	$(436)	$(28,456)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(41,928)	$(49,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	259	465
Stock-based compensation expense	5,811	8,127
In process research and development expenses	—	15
Amortization of operating lease right-of-use assets	727	675
Amortization of long-term debt discount and issuance costs	293	352
Amortization of premium on marketable securities, net of accretion of discounts	(3,047)	(1,531)
Loss on disposal of property and equipment	316	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(781)	(2,355)
Other assets	5	(63)
Operating lease liabilities	(801)	(723)
Accounts payable	(2,924)	1,223
Accrued expenses and other current liabilities	(9,273)	(273)
Accrued research and development expenses	1,150	(4,103)
Accrued compensation and benefits	(4,578)	(8,117)
Accrued interest expense	2,469	2,484
Net cash used in operating activities	(52,302)	(52,989)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	—	(15)
Purchase of marketable securities	(86,127)	(76,863)
Maturities of marketable securities	147,800	85,600
Net cash provided by investing activities	61,673	8,722
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	348	367
Principal repayments of long-term debt	(2,903)	(2,903)
Net cash used in financing activities	(2,555)	(2,536)
Effect of exchange rate changes on cash and cash equivalents	(62)	72
Net increase (decrease) in cash and cash equivalents	6,754	(46,731)
Cash and cash equivalents, at the beginning of the period	32,109	111,973
Cash, cash equivalents and restricted cash, at the end of the period	$38,863	$65,242

Supplemental disclosure of cash flow information:
Cash paid for interest	$367	$663

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities, net	$(159)	$115
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 - Description of Business
Gossamer Bio, Inc. (including its subsidiaries, referred to as "we," "us," "our,", or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of pulmonary arterial hypertension, or PAH, and pulmonary hypertension associated with interstitial lung disease, or PH-ILD. The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.
The unaudited condensed consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of March 31, 2024, the Company had an accumulated deficit of $1,254.0 million.
From the Company’s inception through March 31, 2024, the Company has funded its operations primarily through equity and debt financings. The Company raised $1,263.2 million from October 2017 through March 31, 2024 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, its initial public offering ("IPO"), the Credit Facility and 2027 Notes (as defined in Note 5 below), issuance of common stock in May 2020 and July 2022 and issuance of common stock and accompanying warrants in July 2023 (see Note 7).
On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company $1.85125 per share and accompanying warrant. Each warrant will have an exercise price per share of $2.04, will be immediately exercisable on the date of issuance and will expire five years from the closing of the private placement. The aggregate gross proceeds for the private placement were $212.1 million, before deducting offering expenses, which equaled approximately $10.7 million.
The Company expects to continue to incur significant operating losses for the foreseeable future and may never become profitable. As a result, the Company will need to raise additional capital through equity offerings, debt financings or other capital sources, including potential collaborations, licenses and other similar arrangements. Management believes that it has sufficient working capital on hand to fund operations through at least the next 12 months from the date these unaudited condensed consolidated financial statements were available to be issued. There can be no assurance that the Company will be successful in acquiring additional funding, that the Company’s projections of its future working capital needs will prove accurate, or that any additional funding would be sufficient to continue operations in future years.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2024. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2023, has been derived from the audited consolidated financial statements at that date.

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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive:

	As of March 31,
	2024	2023
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	34,855,553	21,681,917
Shares issuable upon exercise of warrants	32,467,360	—
Non-vested shares under restricted stock grants	8,606	544,336
Total potentially dilutive securities	79,653,419	34,548,153
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	March 31, 2024	December 31, 2023
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	52	52
Lab equipment	2-5	2,664	3,246
Leasehold improvements	6-7	2,562	2,562
Construction in process	N/A	—	—
Total property and equipment		6,498	7,080
Less: accumulated depreciation		(5,424)	(5,432)
Property and equipment, net		$1,074	$1,648
For the three months ended March 31, 2024 and 2023, the Company recorded approximately $0.3 million and $0.5 million, respectively, in depreciation expense, which is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accrued compensation and benefits	$5,716	$10,294
Operating lease liabilities	2,645	3,302
Accrued consulting fees	723	643
Accrued interest	3,437	968
Accrued legal fees	639	385
Accrued accounting fees	246	234
Accrued in process research and development	—	10,000
Accrued other	1,235	854
Total accrued expenses and other current liabilities	$14,641	$26,680

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2024
Money market funds	$20,804	$20,804	$—	$—
U.S. Treasury and agency securities	57,009	57,009	—	—
Commercial paper	152,137	—	152,137	—
Corporate debt securities	8,361	—	8,361	—
As of December 31, 2023
Money market funds	$25,222	$25,222	$—	$—
U.S. Treasury and agency securities	92,309	92,309	—	—
Commercial paper	168,534	—	168,534	—
Corporate debt securities	3,473	—	3,473	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
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
As of March 31, 2024 and December 31, 2023, the fair value of the Company’s 2027 Notes was $81.5 million and $74.9 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of March 31, 2024
U.S. Treasury and agency securities	$57,018	$2	$(11)	$57,009
Corporate debt securities	8,364	—	(3)	8,361
Commercial paper	140,240	9	(88)	140,161
Total marketable securities	$205,622	$11	$(102)	$205,531
Number of securities with unrealized losses			19

As of December 31, 2023
U.S. Treasury and agency securities	$92,294	$20	$(5)	$92,309
Corporate debt securities	3,467	6	—	3,473
Commercial paper	168,488	76	(30)	168,534
Total marketable securities	$264,249	$102	$(35)	$264,316
Number of securities with unrealized losses			12
As of March 31, 2024 and December 31, 2023, the Company classified $32.8 million and $25.2 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2024 and December 31, 2023, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of March 31, 2024, were as follows (in thousands):

Estimated Fair Value
Less than one year	$205,531
Greater than one year	—
Total	$205,531
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. The Company did not achieve the clinical development milestone required to access one of the $60.0 million tranches, and access to the other $60.0 million tranche expired on December 31, 2022. The Company, GB001, Inc., GB002, Inc., and GB004, Inc., each wholly-owned subsidiaries of the Company, are designated as co-borrowers to the

Credit Facility, whereas GB003, Inc., GB005, Inc., GB007, Inc., GB008, Inc. and Gossamer Bio Services, Inc., each wholly-owned subsidiaries of the Company, are designated as guarantors. The Credit Facility is secured by substantially all of the Company’s and its domestic subsidiaries’ personal property, including intellectual property. On May 3, 2024, the Credit Facility was terminated, the payment and other obligations of the Company under the Credit Facility were paid in full and discharged, and Lenders’ security interests in the Company’s assets and property were released.
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
The Credit Facility includes affirmative and negative covenants applicable to the Company and certain of its subsidiaries. The affirmative covenants include, among others, covenants requiring such entities to maintain their legal existence and governmental approvals, deliver certain financial reports, maintain insurance coverage, maintain property, pay taxes, satisfy certain requirements regarding accounts and comply with laws and regulations. The negative covenants include, among others, restrictions on such entities from transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, creating liens, amending material agreements and organizational documents, selling assets and suffering a change in control, in each case subject to certain exceptions. The Company and certain of its subsidiaries are also subject to an ongoing minimum cash financial covenant in which they must maintain unrestricted cash in an amount not less than 25% of the outstanding principal amount of the term loans. As of March 31, 2024, the Company was in compliance with these covenants.
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
Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Debt, current portion	$9,677	$11,613
Debt, non-current portion	—	968
Total debt	9,677	12,581
Less: unamortized debt discount and issuance costs	(88)	(154)
Debt, net	$9,589	$12,427

The scheduled future minimum principal payments are as follows (in thousands):

March 31, 2024
2024 (remaining 9 months)	$8,709
2025	968
Total	$9,677
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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of March 31, 2024, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.

As of March 31, 2024, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes.
The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal amount	$200,000	$200,000
Unamortized debt discount	(2,980)	(3,194)
Unamortized debt issuance cost	(201)	(215)
Net carrying amount	$196,819	$196,591

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended March 31,
	2024	2023
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	214	202
Amortization of debt issuance cost	14	14
Total interest expense related to the 2027 Notes	$2,728	$2,716
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021. The Company made a milestone payment of $10.0 million in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. As of March 31, 2024, no other milestones had been accrued as the underlying contingencies had not yet been met.
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
Note 8 - Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of March 31, 2024, an aggregate of 5,049,779 shares of common stock were available for issuance under the 2023 Inducement Plan, and 1,712,500 shares of common stock were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2024, an aggregate of 971,981 shares of common stock were available for issuance under the 2019 Plan. As of March 31, 2024 and December 31, 2023, 31,003,558 and 20,374,879 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.

2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2024, 390,246 shares were issued pursuant to the ESPP. As of March 31, 2024, an aggregate of 4,922,691 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of March 31, 2024 and December 31, 2023, 2,148,101 and 2,178,934 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of March 31, 2024, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following table summarizes stock option activity during the three months ended March 31, 2024:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2023	23,626,115	$2.52	7.9	$369
Options granted	11,304,228	$0.99
Options exercised	—	$—
Options forfeited/cancelled	(74,790)	$4.04
Outstanding as of March 31, 2024	34,855,553	$2.02	8.3	$4,043
Options vested and expected to vest as of March 31, 2024	34,855,553	$2.02	8.3	$4,043
Options exercisable as of March 31, 2024	10,596,716	$3.80	6.4	$13
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2024 and the exercise price of the stock options. There was no aggregate intrinsic value of stock options exercised during each of the three months ended March 31, 2024 and 2023 since no stock options were exercised during these periods.
The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2024 and 2023 was $0.81 and $0.81, respectively.
The aggregate fair value of stock options that vested during the three months ended March 31, 2024 and 2023 was $4.7 million and $15.9 million, respectively.
As of March 31, 2024, the total unrecognized compensation expense related to the unvested stock option awards granted was $29.4 million, which the Company expects to recognize over a weighted-average period of approximately 3.1 years.
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
As of March 31, 2024, there were 32,467,360 warrants outstanding.

Restricted Stock
The summary of the Company’s restricted stock activity during the three months ended March 31, 2024 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	427,698	$10.92
Granted	—	—
Vested	(419,092)	10.97
Forfeited	—	—
Nonvested at March 31, 2024	8,606	$8.57
As of March 31, 2024, the total unrecognized stock-based compensation expense related to the unvested restricted stock awards granted was insignificant, which the Company expects to recognize over a weighted-average period of approximately 0.2 years.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$2,928	$4,690
General and administrative	2,883	3,437
Total stock-based compensation expense	$5,811	$8,127
As of March 31, 2024, the total unrecognized compensation expense related to the ESPP was $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.
Note 9 - Commitments and Contingencies
Leases
The Company leases certain office and laboratory space under a non-cancelable operating lease expiring in January 2025 for the initial leased space and for the expansion space leased pursuant to an amendment to the lease agreement entered into in August 2018. The lease is subject to charges for common area maintenance and other costs, and base rent is subject to an annual 3% increase each subsequent year. Costs determined to be variable and not based on an index or rate were not included in the measurement of the operating lease liabilities.
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheets at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of March 31, 2024, the weighted average remaining lease term was 0.8 years.
Lease costs were comprised of the following (in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$778	$778
Short-term lease cost	14	13
Total lease cost	$792	$791
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2024 and 2023 was $0.9 million and $1.1 million, respectively.

Gross future minimum annual rental commitments as of March 31, 2024, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2024 (remaining 9 months)	$2,567
2025	144
Total undiscounted rent payments	$2,711

Present value discount	(66)
Present value of lease payments	$2,645
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	2,645
Noncurrent operating lease liabilities	—
Total operating lease liability	$2,645
For the three months ended March 31, 2024 and 2023, the Company recorded approximately $0.9 million in rent expense in each period. Rent expense is included in research and development and general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

Note 10 - Subsequent Events
On May 3, 2024, the Company, GB002, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“GB002”), and Gossamer Bio 002 Ltd., a corporation organized and existing under the laws of Ireland and indirect wholly-owned subsidiary of the Company, entered into a global collaboration and license agreement (the “Chiesi Collaboration Agreement”) with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc. (collectively, “Chiesi”). The collaboration is focused on the development and commercialization of seralutinib and licensed products including seralutinib and related licensed compounds (“Licensed Products”) in the US (“US Territory”) and the rest of the world (“ROW Territory”), for therapeutic, prophylactic and diagnostic uses in humans and animals, for the treatment of pulmonary arterial hypertension (PAH) and pulmonary hypertension associated with interstitial lung disease (PH-ILD) and other indications, as may be permitted under the Chiesi Collaboration Agreement.
Pursuant to the Chiesi Collaboration Agreement, the Company granted exclusive, sublicensable (with Gossamer’s consent required in the US Territory for third party sublicenses) licenses to Chiesi under intellectual property rights controlled by Gossamer relating to seralutinib and Licensed Products, for the worldwide development, manufacture and commercialization of seralutinib and Licensed Products. The licenses granted to Chiesi are subject to retained rights of Gossamer for the worldwide development and manufacture of seralutinib and Licensed Products, commercialization of Licensed Products in the US Territory, and performance of its obligations and exercise of its rights that may be set forth in the global development plan and US commercialization plan, in each case in accordance with the Chiesi Collaboration Agreement.
Chiesi granted Gossamer non-exclusive, sublicenseable (with Chiesi’s consent required in the US Territory for third party sublicenses) licenses under certain practiced intellectual property rights relating to seralutinib and Licensed Products and arising intellectual property rights, in each case as controlled by Chiesi, for the worldwide development and manufacture of seralutinib and Licensed Product and a co-exclusive license (with Chiesi) to commercialize seralutinib and Licensed Products in the US Territory.
The parties agreed to use commercially reasonable efforts to conduct development and commercialization activities in relation to seralutinib and Licensed Products, under the global development plan and US commercialization plan in accordance with the timelines therein. Gossamer will continue to lead global development of seralutinib in PAH and PH-ILD, and the parties will equally share the costs for the activities included in the global development plan for all Licensed Products, with the exception of the PROSERA Phase 3 study, which Gossamer will be solely responsible for conducting at Gossamer’s own cost and expense. With respect to each country in the ROW Territory, such obligation to equally share such development costs shall end when regulatory approval is received for a Licensed Product in such country. With respect to US Territory, the development costs incurred following regulatory approval shall continue to be shared equally. Gossamer will lead commercialization for PAH and PH-ILD in the US, with both parties contributing 50 percent of commercial efforts, including performing 50 percent of the commercialization activities. Chiesi will lead commercialization in the US Territory in additional indications, and Chiesi will have the exclusive right to commercialize Licensed Products in the ROW Territory. Chiesi further agreed to use commercially reasonable efforts to commercialize Licensed Product in certain specified countries in the ROW Territory following receipt of regulatory approvals. Generally, Gossamer will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products for the US Territory for PAH and PH-ILD, and, subject to any existing obligations of Gossamer to third party manufacturers, Chiesi will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products in the ROW Territory, in each case in accordance with the Chiesi Collaboration Agreement.
Pursuant to the Chiesi Collaboration Agreement, neither party nor its affiliates is permitted to develop or commercialize any compound or product throughout the term whose primary mechanism of action is inhibition of a tyrosine kinase for the treatment of PAH or PH-ILD in the US Territory or ROW Territory, subject to certain restrictions for the EU and UK.
In consideration and as reimbursement for the Company’s development costs, Chiesi agreed to pay Gossamer $160 million. Additionally, Gossamer will be eligible to receive up to $146 million in regulatory milestones and $180 million in sales milestones. In the US Territory, the parties agreed to share commercial profits and losses equally. In the ROW Territory, Chiesi will pay Gossamer an escalating mid-to-high teens percentage royalty on net sales of Licensed Product for PAH and additional indications on a Licensed Product-by-Licensed Product and country-by-country basis with such payment obligations beginning on the first commercial sale of Licensed Product in such country and expiring on a country-by-country basis on the latest of (a) the expiration of a valid claim to a Gossamer patent right in such country, (b) the expiration of regulatory exclusivity, and (c) the date that is 10 years after the first commercial sale of such Licensed Product in such country.
In addition, Gossamer granted to Chiesi an option to purchase directly from Gossamer, on one or more occasions, up to an aggregate number of shares of Gossamer’s common stock such that immediately following such issuance, Chiesi’s beneficial ownership of Gossamer’s common stock shall not exceed 9.9% of the total number of issued and outstanding shares of Gossamer’s common stock (the “Equity Option”). The Equity Option shall be exercisable by Chiesi, in whole or in part, at any time prior to the earliest to occur of the date on which (a) the last patient is last dosed in either (i) the PROSERA Phase 3 study for PAH or (ii) a Phase 3 clinical trial for the PH-ILD Indication, (b) any third party commences a tender offer or exchange offer for more than 50% of the outstanding shares of Gossamer’s common stock, and (c) Gossamer publicly announces its intent to consummate a GB002 change of control. The purchase price of each share Gossamer’s common stock subject to the Equity Option shall be equal to 107.5% of the daily volume-weighted average per share price of Gossamer’s common stock on The Nasdaq Stock Market over the 30-trading day period ending on and including the last trading day prior to the date on which Chiesi delivers an exercise notice to Gossamer; provided that such purchase price shall be no less than $1.63 per share. The shares of Gossamer’s common stock to be issued will be issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering, pursuant to the terms of a stock issuance agreement to be entered into between Gossamer and Chiesi in connection with each such exercise of the Equity Option.
Unless earlier terminated, the Chiesi Collaboration Agreement will remain in force until no Licensed Products are being developed or commercialized in the US Territory and in the ROW Territory, on a country-by-country basis, until no royalty terms are in effect for all countries. Either party may terminate the Chiesi Collaboration Agreement for the other party’s material breach, subject to a specified notice and cure periods, or due to an insolvency event of the other party. In lieu of termination upon a party’s material breach due to non-payment of development costs within a specified time the non-breaching party may elect an alternative remedy which may involve modifications to their performance and payment obligations. Gossamer has the right to terminate by providing written notice in the event Chiesi or its affiliates or sublicensee brings a patent challenge and Chiesi does not take certain steps to withdraw from or cease supporting such challenge. Chiesi may terminate the Chiesi Collaboration Agreement for any reason upon prior written notice to Gossamer, subject to a notice period.
The foregoing description of the Chiesi Collaboration Agreement is not complete and is qualified in its entirety by reference to the full text of the Chiesi Collaboration Agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q to be filed with respect to the fiscal quarter ending June 30, 2024.
On May 3, 2024, the Credit Facility was terminated, the payment and other obligations of the Company under the Credit Facility were paid in full and discharged, and Lenders’ security interests in the Company’s assets and property were released.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2024.
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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report, Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 5, 2024, and Part II, Item 1A, “Risk Factors” of our subsequently filed quarterly reports. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In May 2024, we entered into a global collaboration and license agreement for seralutinib with Chiesi. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In the fourth quarter of 2023, we initiated the registrational Phase 3 PROSERA Study in PAH. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD. We estimate that PH-ILD affects approximately 60,000-100,000 patients in the US. The median 5-year overall survival rate for patients with PH-ILD is approximately 23%. We expect to commence a registrational Phase 3 trial in PH-ILD in the middle of 2025. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings. We raised $1,263.2 million from October 2017 through March 31, 2024 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our initial public offering, or IPO, completed in

February 2019, proceeds from the Credit Facility and 2027 Notes (as defined below), issuance of common stock in May 2020 and July 2022 and issuance of common stock and accompanying warrants in July 2023. As of March 31, 2024, we had $244.4 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2024 and 2023, our net loss was $41.9 million and $49.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $1,254.0 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for seralutinib, which we expect will take a number of years. If we obtain regulatory approval for seralutinib, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate seralutinib development or future commercialization efforts or grant additional rights to develop and market seralutinib even if we would otherwise prefer to retain such rights.
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
We expect to incur research and development expenses for the foreseeable future as we continue the development of seralutinib. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of seralutinib due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to how much funding to direct to seralutinib on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to seralutinib's commercial potential. We will need to raise substantial additional capital in the future.
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
•the costs incurred as a result of the COVID-19 pandemic and clinical site staff shortages, including clinical trial delays;
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

We expect to incur general and administrative expenses for the foreseeable future to support our current infrastructure and continued costs of operating as a public company. These expenses will likely include audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, and investor relations costs associated with operating as a public company.
Other income (expense), net
Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) investment accretion, (3) interest expense related to our Credit Facility and our 2027 Notes, (4) other miscellaneous income (expense).
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2024, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.
Results of Operations – Comparison of the Three Months Ended March 31, 2024 and 2023
The following table sets forth our selected statements of operations data for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,		2024 vs 2023
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$32,392	$37,795	$(5,403)
In process research and development	—	15	(15)
General and administrative	9,567	10,132	(565)
Total operating expenses	41,959	47,942	(5,983)
Loss from operations	(41,959)	(47,942)	5,983
Other income (expense)
Interest income	344	587	(243)
Interest expense	(3,129)	(3,500)	371
Other income, net	2,816	1,690	1,126
Total other income (expense), net	31	(1,223)	1,254
Net loss	$(41,928)	$(49,165)	$7,237
Operating Expenses
Research and development
Research and development expenses were $32.4 million for the three months ended March 31, 2024, compared to $37.8 million for the three months ended March 31, 2023, for a decrease of $5.4 million, which was primarily attributable to a decrease of $17.2 million of costs associated with preclinical studies and clinical trials for the terminated programs, offset by an increase of $11.8 million of costs associated with preclinical studies and clinical trials for seralutinib.

The following table shows our research and development expenses by program for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Seralutinib	$29,743	$17,950
Other terminated programs	2,649	19,845
Total research and development	$32,392	$37,795
In process research and development
There were no significant IPR&D expenses for the three months ended March 31, 2024 and 2023.
General and administrative
General and administrative expenses were $9.6 million for the three months ended March 31, 2024, compared to $10.1 million for the three months ended March 31, 2023, for a decrease of $0.6 million, which was primarily attributable to a $0.6 million decrease in stock-based compensation expense and a decrease of $0.2 million in insurance expense, offset by an increase of $0.2 million in legal costs.
Other income (expense), net
Other income, net was insignificant for the three months ended March 31, 2024, compared to other expense, net of $1.2 million for the three months ended March 31, 2023, for an increase of $1.3 million, which was primarily attributable to a $1.4 million increase in investment accretion.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2024, we had an accumulated deficit of $1,254.0 million.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of March 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our Credit Facility, 2027 Notes and existing operating leases.
From our inception through March 31, 2024, our operations have been financed primarily by proceeds of $1,263.2 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from our Credit Facility and 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022 and proceeds from issuance of common stock and accompanying warrants in July 2023. As of March 31, 2024 we had cash, cash equivalents and marketable securities of $244.4 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
On May 2, 2019, we entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023, pursuant to which the lenders party thereto agreed to make term loans available to us for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan which was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions, or the Credit Facility. On May 3, 2024, the Credit Agreement and the other loan documents associated therewith were terminated, the payment and other obligations of Gossamer under the Credit Agreement were paid in full and discharged, and Lenders’ security interests in the Company’s assets and property were released.
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
For additional information regarding our collaboration with Chiesi, see Note 10 “Subsequent Events” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
The following table shows a summary of our cash flows for each of the three months ended March 31, 2024 and 2023, respectively:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(52,302)	$(52,989)
Net cash provided by investing activities	61,673	8,722
Net cash used in financing activities	(2,555)	(2,536)
Effect of exchange rate changes on cash and cash equivalents	(62)	72
Net increase (decrease) in cash and cash equivalents	$6,754	$(46,731)
Operating activities
During the three months ended March 31, 2024, operating activities used approximately $52.3 million of cash, primarily resulting from a net loss of $41.9 million and changes in accrued expenses of $9.3 million, changes in amortization of premium on marketable securities, net of accretion of premium of $3.0 million and changes in accrued compensation and benefits of $4.6 million, reduced by stock-based compensation expense of $5.8 million.
During the three months ended March 31, 2023, operating activities used approximately $53.0 million of cash, primarily resulting from a net loss of $49.2 million and changes in accrued research and development expenses of $4.1 million and changes in accrued compensation and benefits of $8.1 million, reduced by stock-based compensation expense of $8.1 million.
Investing activities

During the three months ended March 31, 2024, investing activities provided approximately $61.7 million of cash, primarily resulting from the maturities of marketable securities of $147.8, offset by the purchases of marketable securities of $86.1 million.
During the three months ended March 31, 2023, investing activities provided approximately $8.7 million of cash, primarily resulting from the maturities of marketable securities of $85.6 million, offset by the purchases of marketable securities of $76.9 million.
Financing activities
During the three months ended March 31, 2024, financing activities used $2.6 million of cash, primarily resulting from the principal repayments of long-term debt of $2.9 million, reduced by the proceeds from issuance of common stock pursuant to the ESPP of $0.3 million.
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
•costs associated with any products or technologies that we may in-license or acquire; and
•any delays and cost increases that result from epidemic diseases.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024, except as set forth below:
We have entered into, and may in the future seek to enter into, collaborations, licenses and other similar arrangements and we may not realize the benefits of such relationships, or may not be successful in entering into such relationships.
On May 3, 2024, we entered into a collaboration with Chiesi to co-develop and co-commercialize seralutinib around the world, and we may in the future seek to enter into other collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize such product candidates or manufacturing constraints. For additional information regarding our collaboration with Chiesi, see Note 10 “Subsequent Events” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
We may not be successful in our efforts to establish or maintain collaborations, including our collaboration with Chiesi, because third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, in connection with any such collaborations, we may have to relinquish valuable rights to our future revenue streams, or grant licenses on terms on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following the entry into our collaboration with Chiesi or any other strategic transaction or license, we will achieve an economic benefit that justifies such transaction. If we are successful in our efforts to establish any additional collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of seralutinib is delayed, the safety of seralutinib is questioned or sales of seralutinib, if approved, are unsatisfactory. In addition, our collaboration with Chiesi and any potential future collaborations may be terminable by Chiesi or our other strategic partners in certain circumstances, and we may not be able to adequately protect our rights under these agreements. Furthermore, our strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of seralutinib. For example, under the Chiesi collaboration, Chiesi received such rights and may not conduct development and commercialization activities in the same manner as we do. Any termination of the collaboration with Chiesi or of any other collaborations we enter into in the future, or any delay in entering into collaborations related to seralutinib, could delay the development and commercialization of seralutinib and reduce its competitiveness if it reaches the market, which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
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

GOSSAMER BIO, INC.

Date:	May 7, 2024	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)