Form 10-Q
period 2024-06-30
Gossamer Bio, Inc.
filed 2024-08-12
CIK 1728117

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of August 7, 2024, the registrant had 226,227,259 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$86,877	$32,109
Marketable securities	267,611	264,316
Receivable from contracts with collaborators	3,629	—
Prepaid expenses and other current assets	12,786	10,094
Total current assets	370,903	306,519
Property and equipment, net	824	1,648
Operating lease right-of-use assets	1,662	3,131
Other assets	59	618
Total assets	$373,448	$311,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,000	$5,526
Accrued research and development expenses	10,861	7,779
Current portion of long-term debt	—	11,613
Current contract liabilities	17,013	—
Accrued expenses and other current liabilities	16,311	26,680
Total current liabilities	45,185	51,598
Long-term convertible senior notes	197,051	196,591
Long-term debt	—	814
Operating lease liabilities - long-term	—	144
Long-term contract liabilities	49,683	—
Total liabilities	291,919	249,147
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 226,227,259 shares issued and outstanding as of June 30, 2024, and 225,409,315 shares issued and outstanding as of December 31, 2023	23	23
Additional paid-in capital	1,286,760	1,275,136
Accumulated deficit	(1,204,736)	(1,212,040)
Accumulated other comprehensive loss	(518)	(350)
Total stockholders' equity	81,529	62,769
Total liabilities and stockholders' equity	$373,448	$311,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Revenue from sale of licenses	$88,751	$—	$88,751	$—
Revenue from contracts with collaborators	7,091	—	7,091	—
Total revenue	95,842	—	95,842	—
Operating expenses:
Research and development	35,086	36,309	67,478	74,104
In process research and development	—	15	—	30
General and administrative	8,669	9,976	18,236	20,108
Total operating expenses	43,755	46,300	85,714	94,242
Income (loss) from operations	52,087	(46,300)	10,128	(94,242)
Other income (expense)
Interest income	1,749	695	2,093	1,282
Interest expense	(2,916)	(3,429)	(6,045)	(6,929)
Other income, net	2,747	6,538	5,563	8,228
Total other income, net	1,580	3,804	1,611	2,581
Income (loss) before provision for income taxes	53,667	(42,496)	11,739	(91,661)
Provision for income taxes	4,435	—	4,435	—
Net income (loss)	$49,232	$(42,496)	$7,304	$(91,661)
Other comprehensive income (loss):
Foreign currency translation	135	1	16	24
Unrealized gain (loss) on marketable securities	(25)	(46)	(184)	69
Other comprehensive income (loss)	110	(45)	(168)	93
Comprehensive income (loss)	$49,342	$(42,541)	$7,136	$(91,568)
Net income (loss) per share, basic	$0.22	$(0.45)	$0.03	$(0.96)
Net income (loss) per share, diluted	$0.22	$(0.45)	$0.03	$(0.96)
Weighted average common shares outstanding, basic	226,221,202	95,446,929	225,978,219	95,160,204
Weighted average common shares outstanding, diluted	238,543,102	95,446,929	225,978,219	95,160,204
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
Stock-based compensation	—	—	5,811	—	—	5,811
Issuance of common stock pursuant to Employee Stock Purchase Plan	390,246	—	348	—	—	348
Issuance of common stock for restricted stock units vested	419,092	—	—	—	—	—
Net loss	—	—	—	(41,928)	—	(41,928)
Other comprehensive loss	—	—	—	—	(278)	(278)
Balance as of March 31, 2024	226,218,653	$23	$1,281,295	$(1,253,968)	$(628)	$26,722
Stock-based compensation	—	—	5,001	—	—	5,001
Issuance of common stock for restricted stock units vested	8,606	—	—	—	—	—
Grant of equity option pursuant to Chiesi Collaboration Agreement	—	—	464	—	—	464
Net income	—	—	—	49,232	—	49,232
Other comprehensive income	—	—	—	—	110	110
Balance as of June 30, 2024	226,227,259	$23	$1,286,760	$(1,204,736)	$(518)	$81,529

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	8,127	—	—	8,127
Issuance of common stock pursuant to Employee Stock Purchase Plan	249,623	—	367	—	—	367
Issuance of common stock for restricted stock units vested	716,067	—	—	—	—	—
Net loss	—	—	—	(49,165)	—	(49,165)
Other comprehensive income	—	—	—	—	138	138
Balance as of March 31, 2023	95,444,096	$10	$1,053,358	$(1,081,388)	$(436)	$(28,456)
Stock-based compensation	—	—	8,197	—	—	8,197
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(42,496)	—	(42,496)
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance as of June 30, 2023	95,452,703	$10	$1,061,555	$(1,123,884)	$(481)	$(62,800)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$7,304	$(91,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	509	928
Stock-based compensation expense	10,812	16,324
In process research and development expenses	—	30
Amortization of operating lease right-of-use assets	1,469	1,363
Amortization of long-term debt discount and issuance costs	614	690
Amortization of premium on marketable securities, net of accretion of discounts	(6,040)	(3,036)
Loss on disposal of property and equipment	316	—
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	(3,629)	—
Prepaid expenses and other current assets	(2,692)	(5,048)
Other assets	559	(90)
Operating lease liabilities	(1,620)	(1,463)
Accounts payable	(4,441)	716
Accrued expenses and other current liabilities	(6,282)	(1,051)
Accrued research and development expenses	3,082	(3,564)
Accrued compensation and benefits	(2,476)	(5,335)
Contract liabilities	66,696	—
Accrued interest expense	(135)	(43)
Net cash provided by (used in) operating activities	64,046	(91,240)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	—	(30)
Purchase of marketable securities	(279,739)	(133,312)
Maturities of marketable securities	282,300	155,000
Net cash provided by investing activities	2,561	21,658
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	348	367
Proceeds from grant of equity option pursuant to Chiesi Collaboration Agreement	464	—
Principal repayments of long-term debt	(12,581)	(5,807)
Net cash used in financing activities	(11,769)	(5,440)
Effect of exchange rate changes on cash and cash equivalents	(70)	53
Net increase (decrease) in cash and cash equivalents	54,768	(74,969)
Cash and cash equivalents, at the beginning of the period	32,109	111,973
Cash, cash equivalents and restricted cash, at the end of the period	$86,877	$37,004

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,561	$6,283

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities, net	$(184)	$69
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of June 30, 2024, the Company had an accumulated deficit of $1,204.7 million.
From the Company’s inception through June 30, 2024, the Company has funded its operations primarily through equity and debt financings and the Chiesi Collaboration Agreement (as defined in Note 10 below).
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
Collaborative Arrangements
The Company assesses whether its licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that the Company determines are collaborations, it identifies each unit of account, and then determines whether a customer relationship exists for that unit of account. If the Company determines a performance obligation within the collaborative arrangement to be with a customer, it applies its revenue recognition accounting policy. If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, the Company applies recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). See Note 10, "Significant Agreements and Contracts," for more information.
Revenue Recognition
The Company recognizes revenue when a customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company develops assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. In addition, variable consideration such as milestone payments are evaluated to determine if they are constrained and, therefore, excluded from the transaction price. The Company then allocates the total transaction price proportionally to each performance obligation based on their estimated standalone selling prices, unless an allocation exception applies. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
In a contract with multiple performance obligations, the Company must develop estimates and assumptions that require judgment to determine the underlying standalone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in a contract, the Company recognizes revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. The Company evaluates the measure of progress at each reporting period and, if necessary, adjusts the measure of performance and related revenue or expense recognition as a change in estimate.
At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within its or a collaboration partner’s control, such as operational developmental milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect revenue from sale of licenses and revenue from contracts with collaborators in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative revenue and collaboration revenues in the period of adjustment.
For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and a license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied, or partially satisfied. To date, the Company has not recognized any royalty revenue from collaborative arrangements.
Net Income (Loss) Per Share
The Company follows the guidance in FASB ASC 260, Earnings per Share, or ASC 260, which establishes standards regarding the computation of earnings per share, or EPS, by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared.
Basic net income is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, options outstanding under the Company's stock option plans, options outstanding under the Company's stock purchase agreement and 2027 Notes, on an as converted basis.
Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Numerator for basic earnings (loss) per share - income available to common stockholders	$49,232	$(42,496)	$7,304	$(91,661)
Add back interest on 2027 Notes	2,500	—	—	—
Numerator of diluted earnings (loss) per share	$51,732	$(42,496)	$7,304	$(91,661)

Denominator:
Denominator for basic earnings (loss) per share - common shares outstanding	226,221,202	95,446,929	225,978,219	95,160,204
Add back 2027 Notes, as converted	12,321,900	—	—	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	238,543,102	95,446,929	225,978,219	95,160,204

Basic earnings (loss) per common share	$0.22	$(0.45)	$0.03	$(0.96)
Diluted earnings (loss) per common share	$0.22	$(0.45)	$0.03	$(0.96)
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
2027 Notes	—	12,321,900	12,321,900	12,321,900
Shares issuable upon exercise of stock options	35,190,675	19,739,058	35,190,675	19,739,058
Shares issuable upon exercise of Equity Option granted to Chiesi	22,396,498	—	22,396,498	—
Shares issuable upon exercise of warrants	32,467,360	—	32,467,360	—
Non-vested shares under restricted stock grants	—	444,687	—	444,687
Total potentially dilutive securities	90,054,533	32,505,645	102,376,433	32,505,645
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	June 30, 2024	December 31, 2023
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	52	52
Lab equipment	2-5	2,664	3,246
Leasehold improvements	6-7	2,562	2,562
Total property and equipment		6,498	7,080
Less: accumulated depreciation		(5,674)	(5,432)
Property and equipment, net		$824	$1,648
For the three months ended June 30, 2024 and 2023 the Company recorded approximately $0.3 million and $0.5 million, respectively, in depreciation expense, and for the six months ended June 30, 2024 and 2023, the Company recorded approximately $0.5 million and $0.9 million, respectively, in depreciation expense, which is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accrued compensation and benefits	$7,818	$10,294
Operating lease liabilities	1,826	3,302
Accrued consulting fees	709	643
Accrued interest	833	968
Accrued legal fees	6	385
Accrued accounting fees	146	234
Accrued in process research and development	—	10,000
Accrued income tax	4,435	—
Accrued other	538	854
Total accrued expenses and other current liabilities	$16,311	$26,680

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
The Company classifies its cash equivalents and available-for-sale investments within Level 1 or Level 2. The fair value of the Company’s investment grade corporate debt securities and commercial paper classified as Level 2 is determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024
Money market funds	$67,282	$67,282	$—	$—
U.S. Treasury and agency securities	50,404	50,404	—	—
Commercial paper	209,973	—	209,973	—
Corporate debt securities	24,501	—	24,501	—
As of December 31, 2023
Money market funds	$25,222	$25,222	$—	$—
U.S. Treasury and agency securities	92,309	92,309	—	—
Commercial paper	168,534	—	168,534	—
Corporate debt securities	3,473	—	3,473	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was $0.3 million of interest receivable as of June 30, 2024, and there was no significant interest receivable as of December 31, 2023. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed balance sheets.
As of June 30, 2024 and December 31, 2023, the fair value of the Company’s 2027 Notes was $99.3 million and $74.9 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).

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
The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of June 30, 2024
U.S. Treasury and agency securities	$36,616	$3	$—	$36,619
Corporate debt securities	24,524	—	(24)	24,500
Commercial paper	206,588	6	(102)	206,492
Total marketable securities	$267,728	$9	$(126)	$267,611
Number of securities with unrealized losses			31

As of December 31, 2023
U.S. Treasury and agency securities	$92,294	$20	$(5)	$92,309
Corporate debt securities	3,467	6	—	3,473
Commercial paper	168,488	76	(30)	168,534
Total marketable securities	$264,249	$102	$(35)	$264,316
Number of securities with unrealized losses			12
As of June 30, 2024 and December 31, 2023, the Company classified $84.5 million and $25.2 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of June 30, 2024 and December 31, 2023, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of June 30, 2024, were as follows (in thousands):

Estimated Fair Value
Less than one year	$267,611
Greater than one year	—
Total	$267,611
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.

Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. On May 3, 2024, the Credit Facility was terminated and the Company recorded a $7.7 million payment of the outstanding debt balance in full and discharged, which released the Company from the obligations under the Credit Facility, and Lenders’ security interests in the Company’s assets and property were released. Unamortized debt discount and issuance costs were written off and recorded in interest expense on the condensed consolidated statements of operations and comprehensive loss.
Since the Credit Facility was terminated on May 3, 2024, there was no debt outstanding as of June 30, 2024. As of December 31, 2023 the debt outstanding consisted of the following (in thousands):

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
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of June 30, 2024, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of June 30, 2024, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes.
The net carrying amount of the 2027 Notes was as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal amount	$200,000	$200,000
Unamortized debt discount	(2,763)	(3,194)
Unamortized debt issuance cost	(186)	(215)
Net carrying amount	$197,051	$196,591

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$2,500	$2,500	$5,000	$5,000
Amortization of debt discount	217	205	431	407
Amortization of debt issuance cost	15	14	29	27
Total interest expense related to the 2027 Notes	$2,732	$2,719	$5,460	$5,434
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.

License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon the initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its condensed consolidated statements of operations and comprehensive loss. As of June 30, 2024, no other milestones had been accrued as the underlying contingencies had not yet been met.
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

Chiesi Equity Option
On May 3, 2024, pursuant to the Chiesi Collaboration Agreement (as defined in Note 10 below) the Company granted to Chiesi (as defined in Note 10 below) an option to purchase directly from the Company, on one or more occasions, up to an aggregate number of shares of the Company’s common stock (the "Equity Option") such that immediately following such issuance, Chiesi’s beneficial ownership of the Company’s common stock shall not exceed 9.9% of the total number of issued and outstanding shares of the Company’s common stock. The Equity Option shall be exercisable by Chiesi, in whole or in part, at any time prior to the earliest to occur of the date on which (a) the last patient is last dosed in either (i) the PROSERA Phase 3 study for PAH or (ii) a Phase 3 clinical trial for the PH-ILD Indication, (b) any third party commences a tender offer or exchange offer for more than 50% of the outstanding shares of the Company’s common stock, and (c) the Company publicly announces its intent to consummate a GB002, Inc. change of control. The purchase price of each share the Company’s common stock subject to the Equity Option shall be equal to 107.5% of the daily volume-weighted average per share price of the Company’s common stock on The Nasdaq Stock Market over the 30-trading day period ending on and including the last trading day prior to the date on which Chiesi delivers an exercise notice to the Company; provided that such purchase price shall be no less than $1.63 per share. The shares of the Company’s common stock to be issued will be issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering, pursuant to the terms of a stock issuance agreement to be entered into between the Company and Chiesi in connection with each such exercise of the Equity Option. The Company evaluated the Equity Option granted to Chiesi as consideration payable to a customer and determined it qualified under ASC 718. Due to the market condition included in the Equity Option, the company used the Geometric Brownian Motion/Monte Carlo model to determine fair market value. The value of the Equity Option is $0.5 million, which is included in additional paid-in capital on the Company's condensed consolidated balance sheets.
Note 8 - Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of June 30, 2024, an aggregate of 4,556,779 shares of common stock were available for issuance under the 2023 Inducement Plan, and 2,205,500 shares of common stock were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2024, an aggregate of 1,129,859 shares of common stock were available for issuance under the 2019 Plan. As of June 30, 2024 and December 31, 2023, 30,837,074 and 20,374,879 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.

2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the six months ended June 30, 2024, 390,246 shares were issued pursuant to the ESPP. As of June 30, 2024, an aggregate of 4,922,691 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of June 30, 2024 and December 31, 2023, 2,148,101 and 2,178,934 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of June 30, 2024, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following table summarizes stock option activity during the six months ended June 30, 2024:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2023	23,626,115	$2.52	7.9	$369
Options granted	12,257,228	$0.96
Options exercised	—	$—
Options forfeited/cancelled	(692,668)	$1.64
Outstanding as of June 30, 2024	35,190,675	$1.99	8.1	$580
Options vested and expected to vest as of June 30, 2024	35,190,675	$1.99	8.1	$580
Options exercisable as of June 30, 2024	11,739,966	$3.64	6.2	$9
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on June 30, 2024 and the exercise price of the stock options. There was no aggregate intrinsic value of stock options exercised during each of the six months ended June 30, 2024 and 2023 since no stock options were exercised during these periods.
The weighted-average grant date fair value per share for the stock option grants during the six months ended June 30, 2024 and 2023 was $0.78 and $5.41, respectively.
The aggregate fair value of stock options that vested during the six months ended June 30, 2024 and 2023 was $8.7 million and $22.8 million, respectively.
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
As of June 30, 2024, there were 32,467,360 warrants outstanding.

Restricted Stock
The summary of the Company’s restricted stock activity during the six months ended June 30, 2024 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	427,698	$10.92
Granted	—	—
Vested	(427,698)	10.92
Forfeited	—	—
Nonvested at June 30, 2024	—	$—
As of June 30, 2024, there was no unrecognized stock-based compensation expense related to the unvested restricted stock awards.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Research and development	$2,495	$4,721	$5,423	$9,411
General and administrative	2,506	3,476	5,389	6,913
Total stock-based compensation expense	$5,001	$8,197	$10,812	$16,324
As of June 30, 2024, the total unrecognized compensation expense related to the unvested stock option awards granted was $23.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.9 years.
As of June 30, 2024, the total unrecognized compensation expense related to the ESPP was $0.5 million, which the Company expects to recognize over a weighted-average period of approximately 0.7 years.
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
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheets at the present value of the lease payments at a weighted average discount rate of 7% using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of June 30, 2024, the weighted average remaining lease term was 0.5 years.
Lease costs were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$779	$779	$1,557	$1,557
Short-term lease cost	7	13	21	26
Total lease cost	$786	$792	$1,578	$1,583

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2024 and 2023 was $1.1 million and $0.8 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2024 and 2023 was $2.0 million and $1.9 million, respectively.
Gross future minimum annual rental commitments as of June 30, 2024, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2024 (remaining 6 months)	$1,712
2025	144
Total undiscounted rent payments	$1,856

Present value discount	(30)
Present value of lease payments	$1,826
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	1,826
Noncurrent operating lease liabilities	—
Total operating lease liability	$1,826
For each of the three months ended June 30, 2024 and 2023, the Company recorded $0.9 million in rent expense. For each of the six months ended June 30, 2024 and 2023, the Company recorded approximately $1.7 million in rent expense. Rent expense is included in research and development and general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.
The Company entered into a lease agreement effective July 9, 2024 for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee.

Note 10 - Significant Agreements and Contracts
On May 3, 2024, the Company, GB002, Inc., a Delaware corporation and wholly-owned subsidiary of the Company and Gossamer Bio 002 Ltd., a corporation organized and existing under the laws of Ireland and indirect wholly-owned subsidiary of the Company, entered into a global collaboration and license agreement (the “Chiesi Collaboration Agreement”) with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc. (collectively, “Chiesi”). The Company concluded that there were four distinct performance obligations under the Chiesi Collaboration Agreement: the U.S. Territory license (as defined below), the ROW Territory license (as defined below), and the research and development services of both PAH and PH-ILD clinical development. Revenue associated with the licenses was recognized upon delivery in May 2024. In addition, the Company granted to Chiesi an option to purchase the Equity Option, as described in Note 7. "Stockholders Equity."
The collaboration is focused on the development and commercialization of seralutinib and licensed products including seralutinib and related licensed compounds (“Licensed Products”) in the U.S. (“U.S. Territory”) and the rest of the world (“ROW Territory”), for therapeutic, prophylactic and diagnostic uses in humans and animals, for the treatment of PAH and PH-ILD and other indications, as may be permitted under the Chiesi Collaboration Agreement.
Pursuant to the Chiesi Collaboration Agreement, the Company granted two exclusive, sublicensable (with the Company’s consent required in the U.S. Territory for third party sublicenses) licenses to Chiesi under intellectual property rights controlled by the Company relating to seralutinib and Licensed Products, for the worldwide development, manufacture and commercialization of seralutinib and Licensed Products. The licenses granted to Chiesi are subject to retained rights of the Company for the worldwide development and manufacture of seralutinib and Licensed Products, commercialization of Licensed Products in the U.S. Territory, and performance of its obligations and exercise of its rights that may be set forth in the global development plan and US commercialization plan, in each case in accordance with the Chiesi Collaboration Agreement.

The parties agreed to use commercially reasonable efforts to conduct development and commercialization activities in relation to seralutinib and Licensed Products, under the global development plan and US commercialization plan in accordance with the timelines therein. The Company will continue to lead global development of seralutinib in PAH and PH-ILD, and the parties will equally share the costs for the activities included in the global development plan for all Licensed Products, with the exception of the PROSERA Phase 3 study, which the Company will be solely responsible for conducting at the Company’s own cost and expense. With respect to each country in the ROW Territory, such obligation to equally share such development costs shall end when regulatory approval is received for a Licensed Product in such country. With respect to U.S. Territory, the development costs incurred following regulatory approval shall continue to be shared equally. The Company will lead commercialization for PAH and PH-ILD in the US, with both parties contributing 50 percent of commercial efforts, including performing 50 percent of the commercialization activities. Chiesi will lead commercialization in the US Territory in additional indications, and Chiesi will have the exclusive right to commercialize Licensed Products in the ROW Territory. Chiesi further agreed to use commercially reasonable efforts to commercialize Licensed Products in certain specified countries in the ROW Territory following receipt of regulatory approvals. Generally, the Company will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products for the U.S. Territory for PAH and PH-ILD, and, subject to any existing obligations of the Company to third party manufacturers, Chiesi will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products in the ROW Territory, in each case in accordance with the Chiesi Collaboration Agreement.
Pursuant to the Chiesi Collaboration Agreement, neither party nor its affiliates is permitted to develop or commercialize any compound or product throughout the term whose primary mechanism of action is inhibition of a tyrosine kinase for the treatment of PAH or PH-ILD in the U.S. Territory or ROW Territory, subject to certain restrictions for the EU and UK.
In consideration and as reimbursement for the Company’s development costs, Chiesi agreed to pay the Company an up-front, nonrefundable payment of $160 million. Additionally, the Company will be eligible to receive up to $146 million in regulatory milestones and $180 million in sales milestones. In the U.S. Territory, the parties agreed to share commercial profits and losses equally. In the ROW Territory, Chiesi will pay the Company an escalating mid-to-high teens percentage royalty on net sales of Licensed Product for PAH and additional indications on a Licensed Product-by-Licensed Product and country-by-country basis with such payment obligations beginning on the first commercial sale of Licensed Product in such country and expiring on a country-by-country basis on the latest of (a) the expiration of a valid claim to a the Company patent right in such country, (b) the expiration of regulatory exclusivity, and (c) the date that is 10 years after the first commercial sale of such Licensed Product in such country.
Potential future payments for variable consideration, such as regulatory and commercial milestones, development costs, and profit sharing U.S. Territory will be recognized when it is probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
Unless earlier terminated, the Chiesi Collaboration Agreement will remain in force until no Licensed Products are being developed or commercialized in the US Territory and in the ROW Territory, on a country-by-country basis, until no royalty terms are in effect for all countries. Either party may terminate the Chiesi Collaboration Agreement for the other party’s material breach, subject to a specified notice and cure periods, or due to an insolvency event of the other party. In lieu of termination upon a party’s material breach due to non-payment of development costs within a specified time the non-breaching party may elect an alternative remedy which may involve modifications to their performance and payment obligations. The Company has the right to terminate by providing written notice in the event Chiesi or its affiliates or sublicensee brings a patent challenge and Chiesi does not take certain steps to withdraw from or cease supporting such challenge. Chiesi may terminate the Chiesi Collaboration Agreement without cause upon prior written notice to the Company, subject to a notice period in which all rights to Licensed Products and Licensed Compounds will revert back to the Company.
The foregoing description of the Chiesi Collaboration Agreement is not complete and is qualified in its entirety by reference to the full text of the Chiesi Collaboration Agreement, a copy of which is filed as an exhibit to this quarterly report on Form 10-Q.
The Company concluded that progress towards completion of the research and development services performance obligation related to the Chiesi Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price to be recognized as revenue from sale of licenses and revenue from contracts with collaborators under the Chiesi Collaboration Agreement consists of the one-time non-refundable and non-

creditable development cost reimbursement payment and research and development costs. The transaction price was reduced by the fair value of the Equity Option.
Revenue Recognition
The Company determined the transaction price pursuant to the Chiesi Collaboration Agreement is equal to the one-time development cost reimbursement payment of $160.0 million less the fair market value of the Equity Option of $0.5 million. The price allocated for the Equity Option was determined to be at fair market value utilizing the Geometric Brownian Motion/Monte Carlo model and was considered a reduction in the transaction price. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each performance obligation. In estimating the stand-alone selling price for each performance obligation, the Company developed assumptions that require judgment and included forecasted revenues or costs, expected development timelines, discount rates and probabilities of technical and regulatory success. A description of the distinct performance obligations identified under the Chiesi Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents two distinct performance obligations. The licenses and associated know-how were transferred to Chiesi in June 2024, therefore the Company recognized the full revenue related to this performance obligation in the amount of $88.8 million during the quarter as revenue from sale of licenses on its condensed consolidated statements of operations and comprehensive loss.
Research and Development Services. The progress towards completion of the performance obligations related to the research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the US. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its condensed consolidated statements of operations and comprehensive loss. The Company recognized $7.1 million for the PAH and PH-ILD research and development performance obligations for the three months ended June 30, 2024.
Milestone Payments
The Company determined that as of June 30, 2024, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint.
Royalties
As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended June 30, 2024.

The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the six months ended June 30, 2024 (in thousands):

Balance, December 31, 2023	$—
Payments received in advance	160,000
Revenue from sale of US license	(76,686)
Revenue from sale of ROW license	(12,050)
Revenue from PAH research and development service performance obligations satisfied during reporting period	(3,398)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(60)
Equity Option granted to Chiesi	(464)
Effect of exchange rate changes on contract liabilities	(646)
Balance, June 30, 2024	$66,696
As of June 30, 2024, the contract liability amount of $66.7 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 4.5 years which represent the remaining research period under the Chiesi Collaboration Agreement. As of June 30, 2024, the current contract liability balance of $17.0 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $49.7 million is classified as a long-term liability.
As of June 30, 2024, the Company recorded $3.6 million in accounts receivable associated with the Chiesi Collaboration Agreement.
The following table presents our contract revenues from Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

Three and Six Months Ended June 30, 2024
Revenue from Chiesi Collaboration Agreement:
Point in Time:
US License	$76,686
ROW License	12,050
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	3,398
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	60
Revenue from PAH research and development costs subject to reimbursement	3,297
Revenue from PH-ILD research and development costs subject to reimbursement	333
Effect of exchange rate changes on revenue	18
Total revenue from Chiesi Collaboration Agreement	$95,842

Note 11 - Income Taxes
We calculate the interim income tax provision in accordance with Accounting Standards Codification Topic 270, Interim Reporting, ("ASC 270"), and Topic 740, Accounting for Income Taxes, ("ASC 740"). At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. The income from the Chiesi Collaboration Agreement is a discrete item and not included in our annual effective tax rate based on the determination that it is significant, unusual and infrequent in nature as defined in ASC 270 and ASC 740. Our annual effective tax rate from continuing operations was 7.6% and 4.1% for the three months and six months ended June 30, 2024 and 0% for the three months and six months ended June 30, 2023 due to a full valuation. We have also recorded income tax expense discretely for the three months ended June 30, 2024, related to the treatment of the Chiesi income and a partial release of the valuation allowance, resulting in total tax expense for the three months and six months ended June 30, 2024 of $4.4 million. Tax benefit will be recorded in the quarters ended September 30, 2024 and December 31, 2024 related to the forecasted net operating losses and tax credits.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, including performance under the collaboration agreement with Chiesi and the potential future issuance of our common stock to Chiesi pursuant to the equity option, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, the timing and likelihood of regulatory filings and approvals for seralutinib, timing and likelihood of success, plans and objectives of management for future operations and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In May 2024, we entered into a global collaboration and license agreement, or the collaboration agreement, for seralutinib with Chiesi. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In the fourth quarter of 2023, we initiated the registrational Phase 3 PROSERA Study in PAH. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD. We expect to commence a registrational Phase 3 trial in PH-ILD in the middle of 2025. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings and the collaboration agreement. We raised $1,393.2 million from October 2017 through June 30, 2024 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our IPO, completed in February 2019, proceeds from our 2027 Notes (as defined below), issuance of common stock in May 2020 and July 2022, issuance of common stock and accompanying warrants in July 2023 and entry into the collaboration agreement in May 2024. As of June 30, 2024, we had $354.5 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended June 30, 2024 and 2023, our net income was $49.2 million and net loss was $42.5 million, respectively. For the six months ended June 30, 2024 and 2023, our net income was $7.3 million and net loss was $91.7 million, respectively. As of June 30, 2024, we had an accumulated deficit of $1,204.7 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
On May 3, 2024, we announced a strategic global partnership with Chiesi. Under the terms of the collaboration agreement, we granted Chiesi exclusive licenses for the worldwide development, manufacture and commercialization of seralutinib and licensed products and an equity option to purchase our common stock. The total potential transaction value includes the one-time $160.0 million development cost reimbursement payment for licenses, research and development funding, and certain regulatory and commercial milestones. The Company is also eligible for double-digit royalties in the mid-to-high teens percentage on tiers of annual net sales outside of the U.S. and to an equal share of profits and losses from the commercialization of seralutinib and licensed products in the U.S.
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
To date, we have generated all of our revenues from our collaboration agreement with Chiesi. Our revenue consists of a one-time development cost reimbursement payment for licenses and ongoing cost-sharing payments for performance of research and development services.
In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, other third-party funding, US profit/loss share and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of our achievement of regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
Other income (expense), net
Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) investment accretion, (3) interest expense related to our Credit Facility and our 2027 Notes, (4) research and development tax credit and (5) other miscellaneous income.
Income taxes
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. Other than our accounting for the collaborative arrangements and revenue recognition discussed below, during the six months ended June 30, 2024, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.
Collaborative Arrangements
The Company assesses whether its licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that the Company determines are collaborations, it identifies each unit of account, and then determines whether a customer relationship exists for that unit of account. If the Company determines a performance obligation within the collaborative arrangement to be with a customer, it applies its revenue recognition accounting policy. If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, the Company applies recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606).
Revenue Recognition
We recognize revenue in accordance with Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price, reduced by a consideration payable to a customer, that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include forecasted revenues or costs, expected development timelines, discount rates and probabilities of technical and regulatory success.
Results of Operations – Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table sets forth our selected statements of operations data for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,		2024 vs 2023
	2024	2023	Change
	(in thousands)
Revenue:
Revenue from sale of licenses	$88,751	$—	$88,751
Revenue from contracts with collaborators	7,091	—	7,091
Total revenue	95,842	—	95,842
Operating expenses:
Research and development	35,086	36,309	(1,223)
In process research and development	—	15	(15)
General and administrative	8,669	9,976	(1,307)
Total operating expenses	43,755	46,300	(2,545)
Income (loss) from operations	52,087	(46,300)	98,387
Other income (expense)
Interest income	1,749	695	1,054
Interest expense	(2,916)	(3,429)	513
Other income, net	2,747	6,538	(3,791)
Total other income, net	1,580	3,804	(2,224)
Income (loss) before provision for income taxes	53,667	(42,496)	96,163
Provision for income taxes	4,435	—	4,435
Net income (loss)	$49,232	$(42,496)	$91,728

The following table sets forth our selected statements of operations data for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,		2024 vs 2023
	2024	2023	Change
	(in thousands)
Revenue:
Revenue from sale of licenses	$88,751	$—	$88,751
Revenue from contracts with collaborators	7,091	—	7,091
Total revenue	95,842	—	95,842
Operating expenses:
Research and development	67,478	74,104	(6,626)
In process research and development	—	30	(30)
General and administrative	18,236	20,108	(1,872)
Total operating expenses	85,714	94,242	(8,528)
Income (loss) from operations	10,128	(94,242)	104,370
Other income (expense)
Interest income	2,093	1,282	811
Interest expense	(6,045)	(6,929)	884
Other income, net	5,563	8,228	(2,665)
Total other income, net	1,611	2,581	(970)
Income (loss) before provision for income taxes	11,739	(91,661)	103,400
Provision for income taxes	4,435	—	4,435
Net income (loss)	$7,304	$(91,661)	$98,965
Revenue
Revenue was $95.8 million for the three and six months ended June 30, 2024. Our revenue is generated from our ongoing collaboration with Chiesi and consists of a one-time development cost reimbursement payment for the licenses and ongoing cost-sharing payments for performance of research and development services during three months ended June 30, 2024.
Research and development expenses
Research and development expenses were $35.1 million for the three months ended June 30, 2024, compared to $36.3 million for the three months ended June 30, 2023, for a decrease of $1.2 million, which was primarily attributable to a decrease of $11.6 million of costs associated with preclinical studies and clinical trials for the terminated programs, offset by an increase of $10.4 million of costs associated with preclinical studies and clinical trials for seralutinib.
Research and development expenses were $67.5 million for the six months ended June 30, 2024, compared to $74.1 million for the six months ended June 30, 2023, for a decrease of $6.6 million, which was primarily attributable to a decrease of $28.8 million of costs associated with preclinical studies and clinical trials for the terminated programs, offset by an increase of $22.2 million of costs associated with preclinical studies and clinical trials for seralutinib.
The following table shows our research and development expenses by program for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Seralutinib	$32,600	$22,189	$62,343	$40,139
Other terminated programs	2,486	14,120	5,135	33,965
Total research and development	$35,086	$36,309	$67,478	$74,104

In process research and development
There were no significant IPR&D expenses for the three and six months ended June 30, 2024 and 2023.
General and administrative expenses
General and administrative expenses were $8.7 million for the three months ended June 30, 2024, compared to $10.0 million for the three months ended June 30, 2023, for a decrease of $1.3 million, which was primarily attributable to a $1.0 million decrease in stock-based compensation expense, a decrease of $0.2 million in insurance expense and a decrease of $0.2 million in professional services.
General and administrative expenses were $18.2 million for the six months ended June 30, 2024, compared to $20.1 million for the six months ended June 30, 2023, for a decrease of $1.9 million, which was primarily attributable to a $1.5 million decrease in stock-based compensation expense and a decrease of $0.3 million in insurance expense.
Other income (expense), net
Other expense, net was $1.6 million for the three months ended June 30, 2024, compared to other income, net of $3.8 million for the three months ended June 30, 2023, for a decrease of $2.2 million, which was primarily attributable to a $4.9 million decrease in other income related to $2.8 million of employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and $2.1 million of Ireland Corporate R&D tax credit, offset by a $1.1 million increase in interest income and $1.5 million increase in investment accretion.
Other expense, net was $1.6 million for the six months ended June 30, 2024, compared to other income, net of $2.6 million for the six months ended June 30, 2023, for a decrease of $1.0 million, which was primarily attributable to a $4.9 million decrease in other income related to $2.8 million of employee retention credit under the CARES Act and $2.1 million of Ireland Corporate R&D tax credit, offset by a $0.9 million decrease in interest expense and $2.9 million increase in investment accretion.
Provision for income taxes
Provision for income taxes was $4.4 million for the three and six months ended June 30, 2024. There was no provision for income taxes for the three and six months ended June 30, 2023.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2024, we had an accumulated deficit of $1,204.7 million.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of June 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our 2027 Notes and existing operating leases.
From our inception through June 30, 2024, our operations have been financed primarily by proceeds of $1,393.2 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from our 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the collaboration agreement with Chiesi. As of June 30, 2024 we had cash, cash equivalents and marketable securities of $354.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

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
For additional information regarding our collaboration with Chiesi, see Note 10 “Significant Agreements and Contracts” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
The following table shows a summary of our cash flows for each of the six months ended June 30, 2024 and 2023, respectively:

	Six months ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$64,046	$(91,240)
Net cash provided by investing activities	2,561	21,658
Net cash used in financing activities	(11,769)	(5,440)
Effect of exchange rate changes on cash and cash equivalents	(70)	53
Net increase (decrease) in cash and cash equivalents	$54,768	$(74,969)
Operating activities
During the six months ended June 30, 2024, operating activities provided approximately $64.0 million of cash, primarily resulting from net income of $7.3 million and changes in contract liabilities of $66.7 million, reduced by changes in accrued expenses of $5.8 million and changes in amortization of premium on marketable securities, net of accretion of $6.0 million.
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
Investing activities
During the six months ended June 30, 2024, investing activities provided approximately $2.6 million of cash, primarily resulting from the maturities of marketable securities of $282.3 million, offset by the purchases of marketable securities of $279.7 million.
During the six months ended June 30, 2023, investing activities provided approximately $21.7 million of cash, primarily resulting from the maturities of marketable securities of $155.0 million, offset by the purchases of marketable securities of $133.3 million.

Financing activities
During the six months ended June 30, 2024, financing activities used $11.8 million of cash, primarily resulting from the principal repayments of long-term debt of $12.6 million, reduced by the proceeds from the grant of an equity option pursuant to the Chiesi Collaboration Agreement of $0.5 million and the proceeds from issuance of common stock pursuant to the ESPP of $0.3 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 7, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
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
10.1†
Collaboration and License Agreement dated May 3, 2024 by and among GB002, Inc., Gossamer Bio 002 Ltd. and Gossamer Bio, Inc. on the one hand and CHIESI Farmaceutici S.p.A and CHIESI USA, Inc. on the other hand.
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

GOSSAMER BIO, INC.

Date:	August 12, 2024	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2024	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)