Form 10-Q
period 2024-09-30
Gossamer Bio, Inc.
filed 2024-11-07
CIK 1728117

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________to_________.
Commission File Number: 001-38796
_________________________
GOSSAMER BIO, INC.
(Exact name of Registrant as specified in its charter).
_________________________

Delaware			47-5461709
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

3115 Merryfield Row, Suite 120	San Diego	California	92121
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (858) 684-1300
3013 Science Park Road
San Diego, California 92121
(Former Name or Former Address, if Changed Since Last Report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of November 4, 2024, the registrant had 226,604,137 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$28,464	$32,109
Marketable securities	298,570	264,316
Receivable from contracts with collaborators	6,588	—
Prepaid expenses and other current assets	10,646	10,094
Total current assets	344,268	306,519
Property and equipment, net	302	1,648
Operating lease right-of-use assets	6,026	3,131
Other assets	283	618
Total assets	$350,879	$311,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,057	$5,526
Accrued research and development expenses	10,278	7,779
Current portion of long-term debt	—	11,613
Current contract liabilities	20,327	—
Accrued expenses and other current liabilities	17,423	26,680
Total current liabilities	51,085	51,598
Long-term convertible senior notes	197,285	196,591
Long-term debt	—	814
Operating lease liabilities - long-term	4,593	144
Long-term contract liabilities	43,780	—
Total liabilities	296,743	249,147
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 226,604,138 shares issued and outstanding as of September 30, 2024, and 225,409,315 shares issued and outstanding as of December 31, 2023	23	23
Additional paid-in capital	1,291,883	1,275,136
Accumulated deficit	(1,235,539)	(1,212,040)
Accumulated other comprehensive loss	(2,231)	(350)
Total stockholders' equity	54,136	62,769
Total liabilities and stockholders' equity	$350,879	$311,916
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Revenue from sale of licenses	$—	$—	$88,751	$—
Revenue from contracts with collaborators	9,480	—	16,571	—
Total revenue	9,480	—	105,322	—
Operating expenses:
Research and development	34,897	31,200	102,375	105,334
General and administrative	8,502	9,290	26,738	29,398
Total operating expenses	43,399	40,490	129,113	134,732
Loss from operations	(33,919)	(40,490)	(23,791)	(134,732)
Other income (expense)
Interest income	430	405	2,523	1,687
Interest expense	(2,734)	(3,343)	(8,779)	(10,272)
Other income, net	4,288	3,420	9,851	11,648
Total other income, net	1,984	482	3,595	3,063
Loss before provision (benefit) for income taxes	(31,935)	(40,008)	(20,196)	(131,669)
Provision (benefit) for income taxes	(1,132)	—	3,303	—
Net loss	$(30,803)	$(40,008)	$(23,499)	$(131,669)
Other comprehensive income (loss):
Foreign currency translation	(2,260)	(170)	(2,244)	(146)
Unrealized gain on marketable securities	547	33	363	102
Other comprehensive loss	(1,713)	(137)	(1,881)	(44)
Comprehensive loss	$(32,516)	$(40,145)	$(25,380)	$(131,713)
Net loss per share, basic and diluted	$(0.14)	$(0.21)	$(0.10)	$(1.03)
Weighted average common shares outstanding, basic and diluted	226,346,058	192,883,209	226,101,727	128,092,499
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
Stock-based compensation	—	—	5,811	—	—	5,811
Issuance of common stock pursuant to Employee Stock Purchase Plan	390,246	—	348	—	—	348
Issuance of common stock for restricted stock units vested	419,092	—	—	—	—	—
Net loss	—	—	—	(41,928)	—	(41,928)
Other comprehensive loss	—	—	—	—	(278)	(278)
Balance as of March 31, 2024	226,218,653	$23	$1,281,295	$(1,253,968)	$(628)	$26,722
Stock-based compensation	—	—	5,001	—	—	5,001
Issuance of common stock for restricted stock units vested	8,606	—	—	—	—	—
Grant of equity option pursuant to Chiesi Collaboration Agreement	—	—	464	—	—	464
Net income	—	—	—	49,232	—	49,232
Other comprehensive income	—	—	—	—	110	110
Balance as of June 30, 2024	226,227,259	$23	$1,286,760	$(1,204,736)	$(518)	$81,529
Stock-based compensation	—	—	4,842	—	—	4,842
Issuance of common stock pursuant to Employee Stock Purchase Plan	376,879	—	281	—	—	281
Net loss	—	—	—	(30,803)	—	(30,803)
Other comprehensive loss	—	—	—	—	(1,713)	(1,713)
Balance as of September 30, 2024	226,604,138	$23	$1,291,883	$(1,235,539)	$(2,231)	$54,136

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	8,127	—	—	8,127
Issuance of common stock pursuant to Employee Stock Purchase Plan	249,623	—	367	—	—	367
Issuance of common stock for restricted stock units vested	716,067	—	—	—	—	—
Net loss	—	—	—	(49,165)	—	(49,165)
Other comprehensive income	—	—	—	—	138	138
Balance as of March 31, 2023	95,444,096	$10	$1,053,358	$(1,081,388)	$(436)	$(28,456)
Stock-based compensation	—	—	8,197	—	—	8,197
Issuance of common stock for restricted stock units vested	8,607	—	—	—	—	—
Net loss	—	—	—	(42,496)	—	(42,496)
Other comprehensive loss	—	—	—	—	(45)	(45)
Balance as of June 30, 2023	95,452,703	$10	$1,061,555	$(1,123,884)	$(481)	$(62,800)
Issuance of common stock in connection with a private offering, net of offering costs of $10,779	129,869,440	13	201,310	—	—	201,323
Stock-based compensation	—	—	6,162	—	—	6,162
Issuance of common stock pursuant to Employee Stock Purchase Plan	87,172	—	77	—	—	77
Net loss	—	—	—	(40,008)	—	(40,008)
Other comprehensive loss	—	—	—	—	(137)	(137)
Balance as of September 30, 2023	225,409,315	$23	$1,269,104	$(1,163,892)	$(618)	$104,617
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(23,499)	$(131,669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	725	1,315
Stock-based compensation expense	15,654	22,486
Amortization of operating lease right-of-use assets	2,351	2,064
Amortization of long-term debt discount and issuance costs	848	1,013
Amortization of premium on marketable securities, net of accretion of discounts	(9,698)	(5,868)
Loss on disposal of property and equipment	621	726
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	(6,588)	—
Prepaid expenses and other current assets	(552)	(6,400)
Other assets	335	31
Operating lease liabilities	(2,351)	(2,216)
Accounts payable	(4,736)	(272)
Accrued expenses and other current liabilities	(9,778)	(1,255)
Accrued research and development expenses	2,499	(3,636)
Accrued compensation and benefits	(290)	(4,483)
Contract liabilities	64,107	—
Accrued interest expense	2,365	2,430
Net cash provided by (used in) operating activities	32,013	(125,734)
Cash flows from investing activities
Purchase of marketable securities	(411,093)	(321,404)
Maturities of marketable securities	386,900	224,800
Net cash used in investing activities	(24,193)	(96,604)
Cash flows from financing activities
Proceeds from issuance of common stock and common warrants in a private offering, net of offering costs	—	201,323
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	629	444
Proceeds from grant of equity option pursuant to Chiesi Collaboration Agreement	464	—
Principal repayments of long-term debt	(12,581)	(8,710)
Net cash provided by (used in) financing activities	(11,488)	193,057
Effect of exchange rate changes on cash and cash equivalents	23	(83)
Net decrease in cash and cash equivalents	(3,645)	(29,364)
Cash and cash equivalents, at the beginning of the period	32,109	111,973
Cash and cash equivalents, at the end of the period	$28,464	$82,609

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,561	$6,831

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$5,246	$—
Change in unrealized gain on marketable securities, net	$363	$102
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of September 30, 2024, the Company had an accumulated deficit of $1,235.5 million.
From the Company’s inception through September 30, 2024, the Company has funded its operations primarily through equity and debt financings and the Chiesi Collaboration Agreement (as defined in Note 10 below).
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
Segment Reporting
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.
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
At the inception of each arrangement that includes milestone payments, the Company evaluates whether the milestones are considered probable of being reached. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or a collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of milestones that are within its or a collaboration partner’s control, such as operational developmental milestones and any related constraint, and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which will affect revenue from sale of licenses and revenue from contracts with collaborators in the period of adjustment. Revisions to the Company’s estimate of the transaction price may also result in negative revenue from sale of licenses and revenue from contracts with collaborators in the period of adjustment.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“Topic 280”), which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on the presentation of its condensed consolidated financial statements and accompanying notes.
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
Net Loss Per Share
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three and nine months ended September 30,
	2024	2023
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	35,095,400	18,358,583
Shares issuable upon exercise of Equity Option granted to Chiesi	22,433,809	—
Shares issuable upon exercise of warrants	32,467,360	32,467,360
Non-vested shares under restricted stock grants	—	431,531
Total potentially dilutive securities	102,318,469	63,579,374

Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	September 30, 2024	December 31, 2023
Office equipment	3-7	$1,097	$1,097
Computer equipment	5	123	123
Software	3	52	52
Lab equipment	2-5	193	3,246
Leasehold improvements	6-7	2,562	2,562
Total property and equipment		4,027	7,080
Less: accumulated depreciation		(3,725)	(5,432)
Property and equipment, net		$302	$1,648
For the three months ended September 30, 2024 and 2023 the Company recorded approximately $0.2 million and $0.4 million, respectively, in depreciation expense, and for the nine months ended September 30, 2024 and 2023, the Company recorded approximately $0.7 million and $1.3 million, respectively, in depreciation expense, which is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2024	December 31, 2023
Accrued compensation and benefits	$10,004	$10,294
Operating lease liabilities	1,748	3,302
Accrued consulting fees	633	643
Accrued interest	3,333	968
Accrued legal fees	19	385
Accrued accounting fees	144	234
Accrued in process research and development	—	10,000
Accrued income tax	1,103	—
Accrued other	439	854
Total accrued expenses and other current liabilities	$17,423	$26,680

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024
Money market funds	$25,338	$25,338	$—	$—
U.S. Treasury and agency securities	71,561	71,561	—	—
Commercial paper	207,182	—	207,182	—
Corporate debt securities	19,827	—	19,827	—
As of December 31, 2023
Money market funds	$25,222	$25,222	$—	$—
U.S. Treasury and agency securities	92,309	92,309	—	—
Commercial paper	168,534	—	168,534	—
Corporate debt securities	3,473	—	3,473	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was $0.1 million of interest receivable as of September 30, 2024, and there was no significant interest receivable as of December 31, 2023. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed balance sheets.
As of September 30, 2024 and December 31, 2023, the fair value of the Company’s 2027 Notes was $106.5 million and $74.9 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities and long-term investments as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of September 30, 2024
U.S. Treasury and agency securities	$71,539	$22	$—	$71,561
Corporate debt securities	19,789	38	—	19,827
Commercial paper	206,813	375	(6)	207,182
Total marketable securities	$298,141	$435	$(6)	$298,570
Number of securities with unrealized losses			4

As of December 31, 2023
U.S. Treasury and agency securities	$92,294	$20	$(5)	$92,309
Corporate debt securities	3,467	6	—	3,473
Commercial paper	168,488	76	(30)	168,534
Total marketable securities	$264,249	$102	$(35)	$264,316
Number of securities with unrealized losses			12
As of September 30, 2024 and December 31, 2023, the Company classified $25.3 million and $25.2 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2024 and December 31, 2023, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of September 30, 2024, were as follows (in thousands):

Estimated Fair Value
Less than one year	$298,570
Greater than one year	—
Total	$298,570
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
Since the Credit Facility was terminated on May 3, 2024, there was no debt outstanding as of September 30, 2024. As of December 31, 2023 the debt outstanding consisted of the following (in thousands):

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
The Company will not have the right to redeem the 2027 Notes prior to June 6, 2024. As of September 30, 2024, the Company has not redeemed the 2027 Notes. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of September 30, 2024, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of September 30, 2024, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes.
The net carrying amount of the 2027 Notes was as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal amount	$200,000	$200,000
Unamortized debt discount	(2,544)	(3,194)
Unamortized debt issuance cost	(171)	(215)
Net carrying amount	$197,285	$196,591

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$2,500	$2,500	$7,500	$7,500
Amortization of debt discount	219	208	650	615
Amortization of debt issuance cost	15	14	44	41
Total interest expense related to the 2027 Notes	$2,734	$2,722	$8,194	$8,156
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon the initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, no other milestones had been accrued as the underlying contingencies had not yet been met.
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
Note 8 - Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award

Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of September 30, 2024, an aggregate of 4,556,779 shares of common stock were available for issuance under the 2023 Inducement Plan, and 2,205,500 shares of common stock were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2024, an aggregate of 1,225,134 shares of common stock were available for issuance under the 2019 Plan. As of September 30, 2024 and December 31, 2023, 30,784,020 and 20,374,879 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the nine months ended September 30, 2024, 767,125 shares were issued pursuant to the ESPP. As of September 30, 2024, an aggregate of 4,545,812 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2024 and December 31, 2023, 2,105,880 and 2,178,934 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of September 30, 2024, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following table summarizes stock option activity during the nine months ended September 30, 2024:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2023	23,626,115	$2.52	7.9	$369
Options granted	12,602,228	$0.96
Options exercised	—	$—
Options forfeited/cancelled	(1,132,943)	$1.85
Outstanding as of September 30, 2024	35,095,400	$1.98	7.7	$1,212
Options vested and expected to vest as of September 30, 2024	35,095,400	$1.98	7.7	$1,212
Options exercisable as of September 30, 2024	12,484,553	$3.55	5.9	$19

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2024 and the exercise price of the stock options. There was no aggregate intrinsic value of stock options exercised during each of the nine months ended September 30, 2024 and 2023 since no stock options were exercised during these periods.
The weighted-average grant date fair value per share for the stock option grants during the nine months ended September 30, 2024 and 2023 was $0.78 and $5.38, respectively.
The aggregate fair value of stock options that vested during the nine months ended September 30, 2024 and 2023 was $12.0 million and $17.1 million, respectively.
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
As of September 30, 2024, there were 32,467,360 warrants outstanding.
Restricted Stock
The summary of the Company’s restricted stock activity during the nine months ended September 30, 2024 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	427,698	$10.92
Granted	—	—
Vested	(427,698)	10.92
Forfeited	—	—
Nonvested at September 30, 2024	—	$—
As of September 30, 2024, there was no unrecognized stock-based compensation expense related to the unvested restricted stock awards.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Research and development	$2,329	$3,250	$7,752	$12,661
General and administrative	2,513	2,912	7,902	9,825
Total stock-based compensation expense	$4,842	$6,162	$15,654	$22,486
As of September 30, 2024, the total unrecognized compensation expense related to the unvested stock option awards granted was $18.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.7 years.
As of September 30, 2024, the total unrecognized compensation expense related to the ESPP was $0.9 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.

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
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date.
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the condensed consolidated balance sheets at the present value of the lease payments at an incremental borrowing rate of 7% for each of the initial leased space and expansion space and 12.4% for the office lease commenced on August 1, 2024 using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate.
As of September 30, 2024, the weighted average remaining lease term was 4.5 years.
Lease costs were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,012	$778	$2,569	$2,335
Short-term lease cost	9	13	30	39
Total lease cost	$1,021	$791	$2,599	$2,374
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2024 and 2023 was $0.7 million and $0.6 million, respectively, and cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2024 and 2023 was $2.7 million and $2.5 million, respectively.

Gross future minimum annual rental commitments as of September 30, 2024, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2024 (remaining 3 months)	$1,197
2025	1,519
2026	1,397
2027	1,406
2028	1,448
2029	1,237
Total undiscounted rent payments	$8,204

Present value discount	(1,863)
Present value of lease payments	$6,341
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	1,748
Operating lease liabilities - long-term	4,593
Total operating lease liability	$6,341
For the three months ended September 30, 2024 and 2023, the Company recorded $1.1 million and $0.9 million, respectively, in rent expense. For the nine months ended September 30, 2024 and 2023, the Company recorded approximately $2.8 million and $2.6 million, respectively, in rent expense. Rent expense is included in research and development and general and administrative expense on the condensed consolidated statements of operations and comprehensive loss.

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
The foregoing description of the Chiesi Collaboration Agreement is not complete and is qualified in its entirety by reference to the full text of the Chiesi Collaboration Agreement, a copy of which was filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
The Company concluded that progress towards completion of the research and development services performance obligation related to the Chiesi Collaboration Agreement is best measured in an amount proportional to the collaboration expenses incurred and the total estimated collaboration expenses. The Company periodically reviews and updates the estimated collaboration expenses, when appropriate, which may adjust revenue recognized for the period. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in the period could be materially impacted. The transaction price to be recognized as revenue from sale of licenses and revenue from contracts with collaborators under the Chiesi Collaboration Agreement consists of the one-time non-refundable and non-creditable development cost reimbursement payment and research and development costs. The transaction price was reduced by the fair value of the Equity Option.
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
Licenses of Intellectual Property. The license to the Company’s intellectual property, bundled with the associated know-how, represents two distinct performance obligations. The licenses and associated know-how were transferred to Chiesi in June 2024, therefore the Company recognized the full revenue related to this performance obligation in the amount of $88.8 million during the quarter ended June 30, 2024 as revenue from sale of licenses on its condensed consolidated statements of operations and comprehensive loss.
Research and Development Services. The progress towards completion of the performance obligations related to the research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the US. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended September 30, 2024, the Company recognized $9.5 million and $16.6 million, respectively, for the PAH and PH-ILD research and development performance obligations.
Milestone Payments. The Company determined that as of September 30, 2024, all the potential milestone payments are probable of significant revenue reversal as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No milestone payments were recognized during the three and nine months ended September 30, 2024.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2024.
The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the nine months ended September 30, 2024 (in thousands):

Balance, December 31, 2023	$—
Payments received in advance	160,000
Revenue from sale of US license	(76,686)
Revenue from sale of ROW license	(12,050)
Revenue from PAH research and development service performance obligations satisfied during reporting period	(8,132)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(217)
Equity Option granted to Chiesi	(464)
Effect of exchange rate changes on contract liabilities	1,656
Balance, September 30, 2024	$64,107
As of September 30, 2024, the contract liability amount of $64.1 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 4.3 years, which represents the remaining research period under the Chiesi Collaboration Agreement. As of September 30, 2024, the current contract liability balance of $20.3 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $43.8 million is classified as a long-term liability.

As of September 30, 2024, the Company recorded $6.6 million in accounts receivable associated with the Chiesi Collaboration Agreement.
The following table presents our contract revenues from Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

	Three Months Ended September 30, 2024	Nine Months ended September 30, 2024
Revenue from Chiesi Collaboration Agreement:
Point in Time:
US License	$—	$76,686
ROW License	—	12,050
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	4,735	8,133
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	157	217
Revenue from PAH research and development costs subject to reimbursement	3,516	6,812
Revenue from PH-ILD research and development costs subject to reimbursement	1,086	1,419
Effect of exchange rate changes on revenue	(14)	5
Total revenue from Chiesi Collaboration Agreement	$9,480	$105,322

Note 11 - Income Taxes
We calculate the interim income tax provision in accordance with Accounting Standards Codification Topic 270, Interim Reporting, ("ASC 270"), and Topic 740, Accounting for Income Taxes, ("ASC 740"). At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. The income from the Chiesi Collaboration Agreement is a discrete item and not included in our annual effective tax rate based on the determination that it is significant, unusual and infrequent in nature as defined in ASC 270 and ASC 740. Our annual effective tax rate from continuing operations was 5.2% and 4.0% the three and nine months ended September 30, 2024 and 0% for each of the three and nine months ended September 30, 2023 due to a full valuation. We recorded income tax expense discretely for the three months ended June 30, 2024, related to the treatment of the Chiesi income and a partial release of the valuation allowance. Total tax benefit for the three months ended September 30, 2024 was $1.1 million, and total tax expense for the nine months ended September 30, 2024 was $3.3 million. Tax benefit will be recorded in the quarter ended December 31, 2024 related to the forecasted net operating losses and tax credits.
The effective income tax rate was (3.5)% and 0% during the three months ended September 30, 2024 and 2023, respectively, and (16.4)% and 0% during the nine months ended September 30, 2024 and 2023, respectively. The provision for income taxes during interim quarterly reporting periods is based on our estimates of the effective tax rates for the full fiscal year. The effective tax rate in any quarter can also be affected positively or negatively by adjustments that are required to be reported discretely in the quarter. The effective tax rate for the three months ended September 30, 2024 was favorably impacted by an increase in pre-tax book loss.

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
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings and the collaboration agreement. We raised $1,394.4 million from October 2017 through September 30, 2024 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our

IPO, completed in February 2019, proceeds from our 2027 Notes (as defined below), issuance of common stock in May 2020 and July 2022, issuance of common stock and accompanying warrants in July 2023 and entry into the collaboration agreement in May 2024. As of September 30, 2024, we had $327.0 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended September 30, 2024 and 2023, our net loss was $30.8 million and $40.0 million, respectively. For the nine months ended September 30, 2024 and 2023, our net loss was $23.5 million and $131.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $1,235.5 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, other third-party funding, US profit/loss share and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of performance of research and development services, the timing of our achievement of regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
Provision (benefit) for income taxes
Our tax provision or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. Other than our accounting for the collaborative arrangements and revenue recognition discussed below, during the nine months ended September 30, 2024, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 5, 2024.
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
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table sets forth our selected statements of operations data for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,		2024 vs 2023
	2024	2023	Change
	(in thousands)
Revenue:
Revenue from contracts with collaborators	$9,480	$—	$9,480
Total revenue	9,480	—	9,480
Operating expenses:
Research and development	34,897	31,200	3,697
General and administrative	8,502	9,290	(788)
Total operating expenses	43,399	40,490	2,909
Loss from operations	(33,919)	(40,490)	6,571
Other income (expense)
Interest income	430	405	25
Interest expense	(2,734)	(3,343)	609
Other income, net	4,288	3,420	868
Total other income, net	1,984	482	1,502
Loss before income tax benefit	(31,935)	(40,008)	8,073
Income tax benefit	(1,132)	—	(1,132)
Net Loss	$(30,803)	$(40,008)	$9,205

The following table sets forth our selected statements of operations data for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,		2024 vs 2023
	2024	2023	Change
	(in thousands)
Revenue:
Revenue from sale of licenses	$88,751	$—	$88,751
Revenue from contracts with collaborators	16,571	—	16,571
Total revenue	105,322	—	105,322
Operating expenses:
Research and development	102,375	105,334	(2,959)
General and administrative	26,738	29,398	(2,660)
Total operating expenses	129,113	134,732	(5,619)
Loss from operations	(23,791)	(134,732)	110,941
Other income (expense)
Interest income	2,523	1,687	836
Interest expense	(8,779)	(10,272)	1,493
Other income, net	9,851	11,648	(1,797)
Total other income, net	3,595	3,063	532
Loss before provision for income taxes	(20,196)	(131,669)	111,473
Provision for income taxes	3,303	—	3,303
Net Loss	$(23,499)	$(131,669)	$108,170
Revenue
For the three and nine months ended September 30, 2024, our revenue was $9.5 million and $105.3 million, respectively. Our revenue is generated from our ongoing collaboration with Chiesi and consists of a one-time development cost reimbursement payment for the licenses and ongoing cost-sharing payments for performance of research and development services.
Research and development expenses
Research and development expenses were $34.9 million for the three months ended September 30, 2024, compared to $31.2 million for the three months ended September 30, 2023, for an increase of $3.7 million, which was primarily attributable to an increase of $5.7 million of costs associated with preclinical studies and clinical trials for seralutinib, offset by a decrease of $2.0 million of costs associated with preclinical studies and clinical trials for terminated programs.
Research and development expenses were $102.4 million for the nine months ended September 30, 2024, compared to $105.3 million for the nine months ended September 30, 2023, for a decrease of $3.0 million, which was primarily attributable to a decrease of $30.9 million of costs associated with preclinical studies and clinical trials for terminated programs, offset by an increase of $27.9 million of costs associated with preclinical studies and clinical trials for seralutinib.
The following table shows our research and development expenses by program for the three and nine months ended September 30, 2024 and 2023:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Seralutinib	$32,750	$27,010	$95,093	$67,149
Other terminated programs	2,147	4,190	7,282	38,185
Total research and development	$34,897	$31,200	$102,375	$105,334

General and administrative expenses
General and administrative expenses were $8.5 million for the three months ended September 30, 2024, compared to $9.3 million for the three months ended September 30, 2023, for a decrease of $0.8 million, which was primarily attributable to a $0.4 million decrease in stock-based compensation expense and a decrease of $0.4 million in legal expense.
General and administrative expenses were $26.7 million for the nine months ended September 30, 2024, compared to $29.4 million for the nine months ended September 30, 2023, for a decrease of $2.7 million, which was primarily attributable to a $1.9 million decrease in stock-based compensation expense, a decrease of $0.5 million in insurance expense and a decrease of $0.3 million in legal expense.
Other income, net
Other income, net was $2.0 million for the three months ended September 30, 2024, compared to other income, net of $0.5 million for the three months ended September 30, 2023, for an increase of $1.5 million, which was primarily attributable to a $0.9 million increase in investment accretion and $0.6 million decrease in interest expense.
Other income, net was $3.6 million for the nine months ended September 30, 2024, compared to other income, net of $3.1 million for the nine months ended September 30, 2023, for an increase of $0.5 million, which was primarily attributable to a $3.8 million increase in investment accretion, a $1.6 million decrease in interest expense, offset by a $4.9 million decrease in other income related to $2.8 million of employee retention credit under the Coronavirus Aid, Relief, and Economic Security (CARES) Act and $2.1 million of Ireland Corporate R&D tax credit.
Provision (benefit) for income taxes
For the three and nine months ended September 30, 2024, the (benefit) provision for income taxes was $1.1 million and $3.3 million, respectively. The tax benefit recognized in the three months ended September 30, 2024 is primarily attributable to a reduction of expense in the period against our forecasted spend calculated our quarterly tax provision. The tax expense recognized in the nine months ended September 30, 2024 is primarily attributable to the treatment of the Chiesi income and a partial release of the valuation allowance. There was no (benefit) provision for income taxes for the three and nine months ended September 30, 2023.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2024, we had an accumulated deficit of $1,235.5 million.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of September 30, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under our 2027 Notes and existing operating leases.
From our inception through September 30, 2024, our operations have been financed primarily by proceeds of $1,394.4 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from our 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the collaboration agreement with Chiesi. As of September 30, 2024 we had cash, cash equivalents and marketable securities of $327.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
The following table shows a summary of our cash flows for each of the nine months ended September 30, 2024 and 2023, respectively:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	$32,013	$(125,734)
Net cash used in investing activities	(24,193)	(96,604)
Net cash provided by (used in) financing activities	(11,488)	193,057
Effect of exchange rate changes on cash and cash equivalents	23	(83)
Net decrease in cash and cash equivalents	$(3,645)	$(29,364)
Operating activities
During the nine months ended September 30, 2024, operating activities provided approximately $32.0 million of cash, primarily resulting from changes in contract liabilities of $64.1 million and changes in stock-based compensation expense of $15.7 million, reduced by the net loss of $23.5 million, changes in amortization of premium on investments, net of accretion of discount, of $9.7 million, changes in accrued expenses of $9.8 million and changes in accounts payable of $4.7 million.
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
Investing activities
During the nine months ended September 30, 2024, investing activities used approximately $24.2 million of cash, primarily resulting from the purchases of marketable securities of $411.1 million, offset by the maturities of marketable securities of $386.9 million.
During the nine months ended September 30, 2023, investing activities used approximately $96.6 million of cash, primarily resulting from the purchases of marketable securities of $321.4 million, offset by the maturities of marketable securities of $224.8 million.
Financing activities
During the nine months ended September 30, 2024, financing activities used $11.5 million of cash, primarily resulting from the principal repayments of long-term debt of $12.6 million, reduced by the proceeds from the grant of an equity option pursuant to the Chiesi Collaboration Agreement of $0.5 million and the proceeds from issuance of common stock pursuant to the ESPP of $0.6 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2024, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 7, 2024, except as set forth below.
Our failure to meet the continued listing requirements of the Nasdaq Global Select Market could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of the Nasdaq Global Select Market, such as the minimum closing bid price requirement or the corporate governance requirements, Nasdaq may take steps to delist our common stock. On September 11, 2024, we received written notice from the Nasdaq Stock Market staff notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). We previously received similar written notices on October 19, 2023 and May 22, 2024, and, in each case, we were subsequently notified by Nasdaq that we had regained compliance with the minimum bid price requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), in connection with the notice received on September 11, 2024, we have been provided an initial period of 180 calendar days, or until March 10, 2025, to regain compliance. We will regain compliance under this rule if at any time before March 10, 2025, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Nasdaq notice had no immediate effect on the listing or trading of our common stock, which continues to trade on the Nasdaq Global Select Market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by March 10, 2025. If we do not regain compliance by March 10, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify for the additional compliance period, the Company would be required to transfer its listing to the Nasdaq Capital Market. In addition, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the additional compliance period, such as by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
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

GOSSAMER BIO, INC.

Date:	November 7, 2024	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)