Form 10-K
period 2024-12-31
Gossamer Bio, Inc.
filed 2025-03-13
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-38796
__________________________________________________________________________________
GOSSAMER BIO, INC.
(Exact name of Registrant as specified in its charter)
__________________________________________________________________________________

Delaware	47-5461709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3115 Merryfield Row, Suite 120 San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 684-1300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GOSS	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $197.4 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $0.90 per share.
As of March 6, 2025, the registrant had 227,221,261 shares of common stock ($0.0001 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, our and Chiesi’s performance under our collaboration agreement, the timing and likelihood of regulatory filings and approvals for seralutinib, timing and likelihood of success, plans and objectives of management for future operations and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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
Item 1. Business.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of pulmonary hypertension, or PH, including pulmonary arterial hypertension, or PAH, and PH associated with interstitial lung disease, or PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with, PH. To accomplish this goal, we have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. We intend to maintain a scientifically rigorous and inclusive corporate culture where employees strive to bring improved therapeutic options to patients.
Our Team
Our founders and management team have held senior positions at leading biopharmaceutical companies and possess substantial experience and expertise across the spectrum of drug development and commercialization.
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
Bryan Giraudo, our Chief Financial Officer and Chief Operating Officer, has extensive biotechnology and medical technology finance experience, having previously served as Senior Managing Director at Leerink Partners and Managing Director at Merrill Lynch, Pierce, Fenner & Smith Incorporated. Richard Aranda, M.D., our Chief Medical Officer, is an experienced clinician and drug developer with previous experience at Bristol Myers Squibb Company, Novo-Nordisk, Inc., Receptos and Celegene Corporation. Bob Smith, our Chief Commercial Officer, has over 30 years of experience in pharmaceuticals, with a strong focus on PAH and rare disease. Prior to Gossamer, Mr. Smith was the National Sales Lead in charge of preparing for the commercial launch of sotatercept for the treatment of PAH in the US at Merck & Co., or Merck. Previously until 2018, Mr. Smith was the Senior Vice President of Sales and an Executive Leadership Team member at Actelion Pharmaceuticals US, Inc., where he spearheaded two successful PAH drug launches, Opsumit (macitentan) and Uptravi (selexipag). Christian Waage, our Executive Vice President, Technical Operations & Administration, has meaningful management biotechnology experience, having previously held various positions at Receptos, most recently as Managing Director after its acquisition by Celgene, and at Ardea Biosciences, Inc. as Vice President, General Counsel. Caryn Peterson, our Executive Vice President, Regulatory Affairs, has considerable experience and regulatory expertise as a Managing Director of Development & Strategic Consulting Associates, as well as management positions leading regulatory affairs at Syndax Pharmaceuticals and FeRx Incorporated.
Our Strategy
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH. Our goal is to be an industry leader in, and to enhance the lives of patients living with, PH. Critical components of our business strategy include:
•Complete the ongoing Phase 3 PROSERA Study of seralutinib in PAH and pursue regulatory approval. We commenced the registrational Phase 3 PROSERA Study in PAH in the fourth quarter of 2023. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. If the clinical trial is successful, we will seek marketing approval for seralutinib in the United States.
•Increase the impact of seralutinib by expanding development into PH indications of high unmet need. We believe that not only does seralutinib offer potential as a therapeutic option for the treatment of PAH but also for the treatment of other rare PH indications of high unmet need, including PH-ILD. To that end, we expect to activate clinical sites for a global registrational Phase 3 for the treatment of PH-ILD in the second half of 2025. Additionally, we will continue to evaluate other potential related indications of high unmet need for further development of seralutinib.
•Leverage the clinical development and commercialization expertise of our world-class team. Our executive management team and key scientific leaders have successfully discovered, developed and commercialized pharmaceuticals at both large and small biopharmaceutical companies. Additionally, we have built experienced PH development and commercialization teams, with key team members selected from the leadership of companies such as Actelion, Johnson & Johnson, Merck and United Therapeutics.

•Build our operational capabilities to successfully commercialize seralutinib for PH, if approved. If we obtain regulatory approvals for seralutinib, we intend to build in-house sales and marketing capabilities to commercialize seralutinib in the United States, as part of our global collaboration and license agreement, or collaboration agreement, with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc., or collectively, Chiesi. Both PAH and PH-ILD patients are often treated by cardiologists and pulmonologists at national or regional centers of excellence. These concentrations of patients could allow us to commercialize seralutinib with a relatively small commercial footprint, if approved.
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
We dosed the first patient in our registrational Phase 3 PROSERA Study in PAH in the fourth quarter of 2023. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. In addition to PAH, we believe that seralutinib holds potential as a therapeutic option for the treatment of PH-ILD, and to that end, we expect to activate clinical sites for a global registrational Phase 3 for the treatment of PH-ILD in the second half of 2025.
In May 2024, we entered into a collaboration agreement with Chiesi. Under the collaboration agreement, we will jointly develop seralutinib with Chiesi. We will lead global development of seralutinib in PAH and PH-ILD and will lead potential commercialization for PAH and PH-ILD in the United States, with both parties contributing 50%of commercial efforts, including performing 50% of the commercialization activities. Chiesi will lead global development in any additional indications and will lead potential commercialization in the United States in any additional indications. Chiesi will also have the exclusive right to commercialize seralutinib outside of the United States. We in-licensed seralutinib from Pulmokine, Inc. The United States Food and Drug Administration, or FDA, the European Commission, or EC, and the Pharmaceuticals and Medical Devices Agency, or PMDA, of Japan have granted seralutinib orphan drug designation for the treatment of patients with PAH.
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
Overview of PAH (WHO Group 1 Pulmonary Hypertension)
PAH, classified as World Health Organization, or WHO, Group 1 Pulmonary Hypertension, is a rare disease that is characterized by abnormally high blood pressure in the blood vessels carrying deoxygenated blood from the right side of the heart to the lungs and is progressive and often fatal. Symptoms include shortness of breath at rest or with minimal exertion.

Other symptoms include fatigue, chest pain, dizzy spells and fainting. The progressive nature of this disease causes the right side of the heart to work much harder and eventually weaken or fail.
Patients are often evaluated by functional class, which categorizes patients by their ability to carry out physical activity and their symptom severity. Worsening symptoms, and thus higher numbered functional classes, are associated with higher mortality. The four functional classes established by the WHO are detailed below in Table 1.
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
Overview of PAH Market
PAH most commonly affects women between the ages of 30 and 60. The true incidence and prevalence of PAH are unknown. The estimated PAH patient population in the US is about 50,000 patients, and the estimated patient population in the EU is over 70,000 patients. The number of diagnosed PAH patients continues to increase, and we believe this increase is likely due to enhanced awareness and diagnosis of the disease. Worldwide branded drug sales for PAH and PH-ILD therapies totaled over $7 billion in 2023.
Treatment Paradigm in PAH
Currently approved PAH therapies consist of three classes of vasodilators and one activin ligand trap therapy. The three classes of vasodilatory therapy are PDE5 inhibitors (and guanylate cyclase stimulators), ERAs, and prostanoids (and prostacyclin receptor agonists). PDE5 inhibitors are often used in combination with ERAs as an early treatment strategy. In patients who fail to respond to combination therapy of an ERA and a PDE5 inhibitor, it is common practice to add a prostanoid. Prostanoids are also commonly used to treat patients with evidence of right heart failure. The recent introduction of an activin ligand trap therapy (sotatercept) to the market has provided patients with an additional treatment option. While some existing treatments have led to significant improvements in time to clinical worsening and other composite endpoints in PAH patients, there are no cures. The effects of approved PAH therapies, while capable of improving blood flow through the lungs, may eventually be overtaken by the worsening cellular proliferation and arterial remodeling underlying the condition, given the progressive nature of the disease. We believe an agent with the ability to safely reverse pathological remodeling could provide utility across functional classes and risk categories.
Overview of PH-ILD (WHO Group 3 Pulmonary Hypertension)
We believe that seralutinib has potential as a therapeutic treatment for PH-ILD, a subtype of WHO Group 3 Pulmonary Hypertension. PH-ILD is a collection of progressive and often fatal forms of PH that affect the small airways of the lungs. PH-ILD includes PH related to idiopathic pulmonary fibrosis and PH related connective tissue disease-associated interstitial lung disease, amongst other diseases. These diseases are characterized by pulmonary vascular pathology associated with PH, in addition to thickening and scarring of the lung interstitium from interstitial lung disease. While the prevalence of PH-ILD is unknown, we believe PH-ILD is at least as prevalent as PAH. Patients living with PH-ILD generally have a poor disease prognosis and have an increased mortality rate, as compared to PAH patients. There is only one FDA-approved treatment for PH-ILD, and there are no approved therapies in the EU.
Seralutinib Product Differentiation
Seralutinib is an inhaled kinase inhibitor designed to build on the evidence of efficacy seen in trials of imatinib while overcoming imatinib’s observed systemic safety and tolerability issues and improving on imatinib's kinase inhibitory profile. Seralutinib is designed to have a differentiated selectivity profile as compared to imatinib with increased potency against the PDGFRα isoform, ten-fold higher potency against the PDGFRβ isoform and c-KIT, and no activity against c-ABL or the tyrosine kinase, LCK. Additionally, seralutinib is multiple orders of magnitude more potent against CSF1R, as compared to imatinib. We believe seralutinib has the potential to be a therapeutic option for PH that may provide a:
•    differentiated, anti-proliferative mechanism that addresses the underlying mechanisms of both PAH and PH-ILD;
•    more tolerable safety profile than systemic imatinib; and
•    convenient, simple and portable inhalation delivery system.

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
Summary of Ongoing TORREY Open-Label Extension Clinical Trial in PAH
Upon completion of the 24-week blinded portion of the Phase 2 TORREY Study, 73 of the 80 (91%) completing patients elected to rollover into an ongoing open-label extension trial. In the TORREY open-label continued-seralutinib group treated for 72 weeks continued improvement was noted in PVR and 6MWD, as compared to TORREY baseline. Consistent with completed clinical trials, seralutinib has been generally well tolerated as of December 31, 2024, in the ongoing open-label extension study.

Summary of Ongoing PROSERA Phase 3 PAH Clinical Trial
In the fourth quarter of 2023, we commenced the registrational Phase 3 PROSERA Study, a randomized, double-blind, placebo-controlled, global clinical trial in PAH patients, after receiving input from global regulatory authorities, including the FDA and European Medicines Agency, or EMA. We are enrolling approximately 350 Functional Class II and III PAH patients on stable background therapy. Patients will be randomized in a 1:1 fashion to 90 mg twice daily seralutinib or placebo, and patients will receive blinded therapy for up to 48 weeks. Patients will remain on their background PAH therapies throughout the trial. The primary endpoint of the PROSERA trial is change from baseline in 6MWD at Week 24. A key secondary endpoint is time to first clinical worsening while on blinded therapy, up to 48 weeks. In addition to secondary and exploratory endpoints, safety and tolerability will also be evaluated in the Phase 3 PROSERA Study. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. If the clinical trial is successful, we will seek marketing approval for seralutinib in the United States.
Summary of Planned Phase 3 Clinical Trial in PH-ILD
We expect to activate clinical sites for a global registrational Phase 3 for the treatment of PH-ILD in the second half of 2025. The planned Phase 3 clinical trial will be a registrational, randomized, double-blind, placebo-controlled, global clinical trial in PH-ILD patients. We have discussed the protocol design with global regulatory authorities and this will inform the final design of the Phase 3 clinical trial. The primary endpoint of the trial will be change in 6MWD from baseline.
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
We expect to face competition for seralutinib from existing products and products in development. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH and PH-ILD patients. We expect competition within the PAH indication will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), and Remodulin (United Therapeutics), and activin ligand traps, including Winrevair (Merck). We also may face some competition from products used in Functional Class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen); and combination PDE5 inhibitor / ERA therapies, such as Opsynvi (Janssen). We believe that, if approved, seralutinib could be used alongside all classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from CS1 (Cereno Scientific), L606 (Liquidia / Pharmosa Biopharm Inc.), treprostinil palmitil (Insmed), ralinepag (United Therapeutics), and REGN13335 (Regeneron Pharmaceuticals, Inc.). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including the one in development from Tenax Therapeutics and Inhibikase Therapeutics.
We expect to face competition from Tyvaso (United Therapeutics) within the PH-ILD indication, as it is the only approved therapy for PH-ILD in the United States. There are no approved therapies for PH-ILD in the EU. PH-ILD is also an active indication for investigational drugs, and we may face competition in the future from L606 (Liquidia / Pharmosa Biopharm Inc.), sirolimus (OrphAI Therapeutics), treprostinil palmitil (Insmed, Inc.), MK-5475 (Merck), and mosliciguat (Pulmovant, Inc.).
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

License and Collaboration Agreements
Pulmokine
In October 2017, we entered into a license agreement, or the Pulmokine Agreement, with Pulmokine, Inc., under which we were granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine, including intellectual property rights co-owned by Pulmokine and Gilead Sciences, to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly-owned subsidiary of XOMA Royalty Corporation. We also have the right to sublicense our rights under the Pulmokine Agreement, subject to certain conditions. We are required to use commercially reasonable efforts to develop and commercialize at least one licensed product in the United States and in at least two countries in the European Union.
Under the terms of the Pulmokine Agreement, we made an upfront payment of $5.5 million and milestone payments of $5.0 million and are obligated to make future development and regulatory milestone payments of up to $48 million, which includes a payment of $5.0 million due upon the initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45 million, and sales milestone payments of up to $190 million. In January 2024, the Company made a payment of $10.0 million in connection with the initiation of the Phase 3 clinical trial of seralutinib. We are also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if we choose to sublicense or assign to any third parties our rights under the Pulmokine Agreement with respect to a licensed product, or our seralutinib operating subsidiary undergoes a change of control, we must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction.
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
Chiesi
On May 3, 2024, we, GB002, Inc., our wholly-owned subsidiary, and Gossamer Bio 002 Ltd., our indirect wholly-owned subsidiary, entered into a collaboration agreement with Chiesi. The collaboration is focused on the development and commercialization of seralutinib and licensed products including seralutinib and related licensed compounds, or Licensed Products, in the United States and the rest of the world, or the ROW Territory, for the treatment of PAH and PH-ILD and other indications, as may be permitted under the collaboration agreement.
Pursuant to the collaboration agreement, we granted exclusive, sublicensable (with our consent required in the United States for third party sublicenses) licenses to Chiesi under intellectual property rights controlled by us relating to Licensed Products, for the worldwide development, manufacture and commercialization of seralutinib and Licensed Products for therapeutic, prophylactic and diagnostic uses in humans and animals. The licenses granted to Chiesi are subject to retained rights of our Company for the worldwide development and manufacture of seralutinib and Licensed Products, commercialization of Licensed Products in the United States, and performance of our obligations and exercise of our rights that may be set forth in the global development plan and U.S. commercialization plan, in each case in accordance with the collaboration agreement.

Chiesi granted us a non-exclusive, sublicensable (with Chiesi’s consent required in the US Territory for third party sublicenses) licenses under certain practiced intellectual property rights relating to seralutinib and Licensed Products and arising intellectual property rights, in each case as controlled by Chiesi, for the worldwide development and manufacture of seralutinib and Licensed Product and a co-exclusive license (with Chiesi) to commercialize seralutinib and Licensed Products in the US Territory.
We agreed to use commercially reasonable efforts to conduct development and commercialization activities in relation to seralutinib and Licensed Products, under the global development plan and U.S. commercialization plan in accordance with the timelines therein. We will continue to lead global development of seralutinib in PAH and PH-ILD, and we and Chiesi will equally share the costs for the activities included in the global development plan for all Licensed Products, with the exception of the PROSERA Phase 3 study, which we will be solely responsible for conducting at our own cost and expense. With respect to each country in the ROW Territory, such obligation to equally share such development costs shall end when regulatory approval is received for a Licensed Product in such country. With respect to United States, the development costs incurred following regulatory approval shall continue to be shared equally. We will lead commercialization for PAH and PH-ILD in the United States, with both parties contributing 50 percent of commercial efforts, including performing 50 percent of the commercialization activities. Chiesi will lead commercialization in the United States in additional indications, and Chiesi will have the exclusive right to commercialize Licensed Products in the ROW Territory. Chiesi further agreed to use commercially reasonable efforts to commercialize Licensed Product in certain specified countries in the ROW Territory following receipt of regulatory approvals. Generally, we will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products for the United States for PAH and PH-ILD, and, subject to any of our existing obligations of to third party manufacturers, Chiesi will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products in the ROW Territory, in each case in accordance with the collaboration agreement.
Pursuant to the collaboration agreement, neither party nor its affiliates is permitted to develop or commercialize any compound or product throughout the term whose primary mechanism of action is inhibition of a tyrosine kinase for the treatment of PAH or PH-ILD in the United States or ROW Territory, subject to certain restrictions for the EU and UK.
In consideration and as reimbursement for our development costs, Chiesi agreed to pay us $160.0 million. Additionally, we will be eligible to receive up to $146.0 million in regulatory milestones and $180.0 million in sales milestones. In the United States, the parties agreed to share commercial profits and losses equally. In the ROW Territory, Chiesi will pay us an escalating mid-to-high teens percentage royalty, subject to standard deductions, on net sales of Licensed Product for PAH and additional indications on a Licensed Product-by-Licensed Product and country-by-country basis with such payment obligations beginning on the first commercial sale of Licensed Product in such country and expiring on a country-by-country basis on the latest of (a) the expiration of a valid claim to our patent right in such country, (b) the expiration of regulatory exclusivity, and (c) the date that is 10 years after the first commercial sale of such Licensed Product in such country.
In addition, we granted to Chiesi an option to purchase directly from us, on one or more occasions, up to an aggregate number of shares of our common stock such that immediately following such issuance, Chiesi’s beneficial ownership of our common stock shall not exceed 9.9% of the total number of issued and outstanding shares of our common stock, or the Equity Option. The Equity Option shall be exercisable by Chiesi, in whole or in part, at any time prior to the earliest to occur of the date on which (a) the last patient is last dosed in either (i) the PROSERA Phase 3 study for PAH or (ii) a Phase 3 clinical trial for the PH-ILD Indication, (b) any third party commences a tender offer or exchange offer for more than 50% of the outstanding shares of our common stock, and (c) we publicly announces our intent to consummate a GB002 change of control. The purchase price of each share of our common stock subject to the Equity Option shall be equal to 107.5% of the daily volume-weighted average per share price of our common stock on The Nasdaq Stock Market over the 30-trading day period ending on and including the last trading day prior to the date on which Chiesi delivers an exercise notice to us; provided that such purchase price shall be no less than $1.63 per share. The shares of our common stock to be issued will be issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering, pursuant to the terms of a stock issuance agreement to be entered into between us and Chiesi in connection with each such exercise of the Equity Option.
Unless earlier terminated, the collaboration agreement will remain in force until no Licensed Products are being developed or commercialized in the United States and in the ROW Territory, on a country-by-country basis, until no royalty terms are in effect for all countries. Either party may terminate the collaboration agreement for the other party’s material breach, subject to a specified notice and cure periods, or due to an insolvency event of the other party. In lieu of termination upon a party’s material breach due to non-payment of development costs within a specified time the non-breaching party may elect an alternative remedy which may involve modifications to their performance and payment obligations. We have the right to terminate by providing written notice in the event Chiesi or its affiliates or sublicensee brings a patent challenge and Chiesi does not take certain steps to withdraw from or cease supporting such challenge. Chiesi may terminate the collaboration agreement for any reason upon prior written notice to us, subject to a notice period.
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
Seralutinib
As of December 31, 2024, with respect to seralutinib, we have exclusively licensed two issued U.S. patents owned by Pulmokine, which are not due to expire before 2037, excluding any additional term for patent term extension; one pending U.S. Patent application, which, if issued, is not due to expire before 2037, excluding any additional term for patent term extension; and a number of patents and pending applications in other jurisdictions, including issued patents in Mexico, Russia, Australia, India, Japan, South Korea, and New Zealand, and pending applications in, Brazil, Canada, China, the European Patent Convention, and New Zealand, which, if issued, are not due to expire before 2037, excluding any additional term for patent term extension. These patents and patent applications are directed to method of use claims.  We have also exclusively licensed four issued U.S. patents co-owned by Pulmokine and Gilead Sciences, Inc., which are not due to expire before 2034, excluding any additional term for patent term extension; two pending U.S. patent applications which, if issued, are not due to expire before 2034, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, Canada, China, the European Patent Convention, Japan, and Hong Kong. These patents and patent applications are directed to seralutinib compound, formulation and method of use claims.  We also own a pending patent application, which, if issued, is not due to expire before 2042, directed to forms of seralutinib, and a pending application, which, if issued, is not due to expire before 2043, directed to combination treatment with seralutinib.
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
Seralutinib is subject to regulation as a combination product, which means that it is composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a Center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of seralutinib, the primary mode of action is attributable to the drug component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval. Accordingly, we plan to investigate seralutinib through the Investigational New Drug, or IND, framework and seek approval through the NDA pathway. We do not anticipate that the FDA will require a separate medical device authorization for the device, but this could change during the course of its review of any marketing application that we may submit.
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
Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, or ACA, was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (3) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in certain government healthcare programs; (4) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; (7) established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and (8) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs. Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
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
Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Most recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.
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
The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
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
Foreign Regulation
In order to market any product outside of the United States, we need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, or MA, commercial sales and distribution of our products.
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
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
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
The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices , or GMP. Other national and EU-wide regulatory requirements may also apply.
Marketing Authorization
To market a medicinal product in the EU, we must obtain a MA. To obtain regulatory approval of an investigational medicinal product under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:
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
Pediatric development
In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.
Orphan designation
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
Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom, or UK, has not generally been directly subject to EU laws with respect to medicinal products. It is currently unclear to what extent the government of the UK will seek to align its regulations with the EU. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (England, Scotland and Wales), or GB, however, new legislation such as the (EU) CTR is not applicable in GB. Whilst the EU-UK Trade and Cooperation Agreement, or TCA, includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
The UK Medicines and Medical Devices Act 2021 has introduced delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.
Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.
MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures. Applications are governed by the Human Medicines Regulations (SI 2012/1916), as amended, and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicinal products that will benefit patients, including a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, an international recognition procedure, or IRP, has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (i.e. the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval has not been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional 5-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the market in the UK within 3 years shall cease to be in force.
There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026.
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
As of March 6, 2025, we had 144 full-time employees and 1 part-time employee. Of those 145 employees, 30, or 21%, have a Ph.D. or M.D., and 84, or 58%, are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
Corporate Information
We were incorporated under the laws of the state of Delaware on October 26, 2015 under the name FSG, Bio, Inc. and changed our name to Gossamer Bio, Inc. in 2017. Our principal executive offices are located at 3115 Merryfield Row, Suite 120, San Diego, California 92121, and our telephone number is (858) 684-1300.
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
•We may not be successful in entering into or maintaining collaborations, licenses and other similar arrangements, including the maintenance of our collaboration with Chiesi.
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
Risks Related to Our Limited Operating History, Financial Position and Capital Requirements
We have a relatively limited operating history, have incurred significant operating losses since our inception and expect to incur significant losses for the foreseeable future. We may never generate any revenue or become profitable or, if we achieve profitability, we may not be able to sustain it.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a relatively limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing product candidates and conducting preclinical studies and clinical trials. Seralutinib is in active clinical development. We have not yet demonstrated an ability to successfully complete any clinical trials beyond Phase 2, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.
We have incurred significant operating losses since our inception. If seralutinib is not successfully developed and approved, we may never generate any revenue. Our net losses were $56.5 million and $179.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1,268.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Seralutinib will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our development of, seek regulatory approval for and potentially commercialize seralutinib and seek to identify, assess, acquire, in-license or develop additional product candidates.
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

We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations for at least the next 12 months from the date this annual report is filed with the SEC. In particular, we expect that these funds will allow us to complete our registrational Phase 3 clinical trial in PAH for seralutinib. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop seralutinib.
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
As of December 31, 2024, we have sold $200.0 million in aggregate principal amount of 5.00% convertible senior notes due 2027 and have approximately $88.3 million of other liabilities, including trade payables. We may also incur additional indebtedness or liabilities to meet our future financing needs. Our indebtedness and liabilities could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or seralutinib.
Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings or other capital sources including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.
Risks Related to the Development and Regulatory Approval of Seralutinib
We depend entirely on the success of seralutinib, which is currently in Phase 3 clinical development. If we are unable to advance seralutinib in clinical development, obtain regulatory approval and ultimately commercialize seralutinib, or experience significant delays in doing so, our business will be materially harmed.
Our only product candidate is currently in Phase 3 clinical development. We are conducting an open-label extension of our Phase 2 clinical trial of seralutinib in PAH which commenced in 2020, and we commenced a registrational Phase 3 clinical trial of seralutinib in PAH in the fourth quarter of 2023. We expect to activate clinical sites for a global registrational Phase 3 for the treatment of PH-ILD in the second half of 2025.
Our assumptions about why seralutinib is worthy of future development and potential approval in PAH, or any additional indications including PH-ILD, are based in part on data collected by other companies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of seralutinib. The success of seralutinib will depend on several factors, including the following:
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
•receipt of marketing approvals from applicable regulatory authorities, including NDAs from the FDA and maintaining such approvals;
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
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. In addition, some of our assumptions about why seralutinib is worthy of future development and potential approval are based on data collected by other companies. Seralutinib may not have favorable results in its Phase 3 clinical trial in PAH or the anticipated Phase 3 clinical trial in PH-ILD, or receive regulatory approval on a timely basis, if at all.
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
For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of seralutinib in PAH and other indications including PH-ILD, which could have a material adverse effect on our business, financial condition and results of operations.
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
We do not know whether our ongoing or planned trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies, including the doses and endpoints of our ongoing and planned Phase 3 clinical trial of seralutinib;
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
•subjects choosing an alternative treatment for PAH or other indications including PH-ILD for which we are developing seralutinib, or participating in competing clinical trials;
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
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application concerned for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.
It is currently unclear to what extent UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries. Clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK.
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
We may not be able to initiate or continue clinical trials for seralutinib if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as may be required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators and associated staff with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any planned clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by PAH and other indications including PH-ILD, which are our target indication for seralutinib, and we have encountered difficulties enrolling patients in our previous clinical trials of seralutinib in PAH patients. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for our Phase 3 trial of seralutinib and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.
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
Although we have completed Phase 2 clinical trials for multiple product candidates including seralutinib, we have not, as an organization, completed later-stage clinical trials or submitted an NDA, and we may be unable to do so for seralutinib.
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
We may in the future seek an accelerated approval for seralutinib. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that seralutinib has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verity and describe the drug’s predicted clinical benefit. If such confirmatory studies fail to verify the drug’s predicted clinical benefit or of the sponsor fails to conduct such studies in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, among other things, provided FDA statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if staffing or funding shortages or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
Risks Related to Our Reliance on Third Parties
We rely on third parties to conduct many of our clinical trials and preclinical studies. Any failure by a third party to conduct the clinical trials according to GCPs and other requirements and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize seralutinib.
We are dependent on third parties to conduct our clinical trials and preclinical studies, including our ongoing and potential future clinical trials for seralutinib. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for seralutinib. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.
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
We have entered into, and may in the future seek to enter into, collaborations, licenses and other similar arrangements and we may not realize the benefits of such relationships, or may not be successful in entering into such relationships
On May 3, 2024, we entered into the collaboration agreement with Chiesi for the development and commercialization of seralutinib around the world, and we may in the future seek to enter into other collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize such product candidates or manufacturing constraints. For additional information regarding our collaboration with Chiesi, see the section titled “Business—License and Collaboration Agreements” included in this Form 10-K.
We may not be successful in our efforts to establish or maintain collaborations, including our collaboration with Chiesi, because third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, in connection with any such collaborations, we may have to relinquish valuable rights to our future revenue streams, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following the entry into our collaboration with Chiesi or any other strategic transaction or license, we will achieve an economic benefit that justifies such transaction. If we are successful in our efforts to establish any additional collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of seralutinib is delayed, the safety of seralutinib is questioned or sales of seralutinib, if approved, are unsatisfactory. In addition, our collaboration with Chiesi and any potential future collaborations may be terminable by Chiesi or our other strategic partners in certain circumstances, and we may not be able to adequately protect our rights under these agreements. Furthermore, our strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of seralutinib. For example, under the Chiesi collaboration, Chiesi received such rights and may not conduct development and commercialization activities in the same manner as we do. Any termination of the collaboration with Chiesi or of any other collaborations we enter into in the future, or any delay in entering into collaborations related to seralutinib, could delay the development and commercialization of seralutinib and reduce its competitiveness if it reaches the market, which could have a material adverse effect on our business, financial condition and results of operations.
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
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with seralutinib. Seralutinib, if approved, will compete with existing therapies and new therapies that may become available in the future. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may attempt to develop product candidates. In particular, there is intense competition in the fields of PAH and other PH indications including PH-ILD. Our competitors include larger and better funded pharmaceutical, biopharmaceutical, biotechnological and therapeutics companies. Moreover, we may also compete with universities and other research institutions who may be active in the indications we are targeting and could be in direct competition with us. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying and in-licensing new product candidates. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.
We expect to face competition for seralutinib from existing products and products in development. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH and PH-ILD patients. We expect competition within the PAH indication will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), and Remodulin (United Therapeutics), and activin ligand traps, including Winrevair (Merck). We also may face some competition from products used in Functional Class I and II patients, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen); and combination PDE5 inhibitor / ERA therapies, such as Opsynvi (Janssen). We believe that, if approved, seralutinib could be used alongside all classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from CS1 (Cereno Scientific), L606 (Liquidia / Pharmosa Biopharm Inc.), treprostinil palmitil (Insmed), ralinepag (United Therapeutics), and REGN13335 (Regeneron Pharmaceuticals, Inc.). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including the one in development from Tenax Therapeutics and Inhibikase Therapeutics.
We expect to face competition from Tyvaso (United Therapeutics) within the PH-ILD indication, as it is the only approved therapy for PH-ILD in the United States. There are no approved therapies for PH-ILD in the EU. PH-ILD is also an active indication for investigational drugs, and we may face competition in the future from L606 (Liquidia / Pharmosa Biopharm Inc.), sirolimus (OrphAI Therapeutics), treprostinil palmitil (Insmed, Inc.), MK-5475 (Merck), and mosliciguat (Pulmovant, Inc.).
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
Although we have started to build a commercial infrastructure, we have no formal internal sales, marketing or distribution capabilities, nor have we commercialized a product. If seralutinib ultimately receives regulatory approval, we, in collaboration with Chiesi, must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize seralutinib in the United States, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of seralutinib. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute seralutinib. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market seralutinib effectively. If we are not successful in commercializing seralutinib, either on our own in partnership with Chiesi or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses.
Our future profitability may depend, in part, on Chiesi's ability to operate in foreign markets, where they would be subject to additional regulatory burdens and other risks and uncertainties.
Our future profitability may depend, in part, on Chiesi's ability to develop and commercialize seralutinib in foreign markets and pay us royalties on commercial sales. Chiesi is not permitted to market or promote seralutinib before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for seralutinib. To obtain separate regulatory approval in many other countries, Chiesi must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of seralutinib. If we obtain regulatory approval of seralutinib and Chiesi ultimately commercializes seralutinib in foreign markets, we and Chiesi would be subject to additional risks and uncertainties, including:
•different regulatory requirements for approval of drugs in foreign countries;
•reduced protection for intellectual property rights;
•the existence of additional third-party patent rights of potential relevance to our business;
•new or unexpected changes in tariffs (including recent U.S. tariffs imposed or threatened to be imposed on other countries and any retaliatory actions taken by such countries), trade barriers and regulatory requirements;
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
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, health epidemics, or natural disasters including earthquakes, typhoons, floods and fires.
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
•the timing and amount of the milestone or other payments we must make to Pulmokine and other third parties from whom we have in-licensed seralutinib, including payments due upon a change in control of our subsidiaries as well as timing and amount of the milestone or other payments we receive from Chiesi;
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
Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and scientific personnel. The loss of services of any of these personnel could delay or prevent the successful development of seralutinib, initiation or completion of our clinical trials or the commercialization of seralutinib. Executive leadership transitions can be inherently difficult to manage and, as a result, we may experience disruption or have difficulty in maintaining or developing our business. Although we have executed employment agreements or offer letters with each member of our senior management team, these agreements are terminable at will with or without notice and, therefore, we may not be able to retain their services as expected. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals.
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
We had 144 full-time employees as of March 6, 2025. As we continue development and pursue the potential commercialization of seralutinib, as well as function as a public company, we may need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. If our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize seralutinib and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. Further, we may also be subject to other state laws governing the privacy, processing and protection of personal information. By way of example, California enacted the California Consumer Privacy Act, as amended by the California Privacy Rights Act, or collectively, the CCPA, requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the General Data Protection Regulation, or GDPR, went into effect in May 2018, and imposes stringent requirements for controllers and processors of personal data. The GDPR allows EU and EEA member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework, or DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated.
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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for seralutinib, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
In the EU, similar political, economic and regulatory developments may affect our or Chiesi's ability to profitably commercialize, or co-commercialize, seralutinib, if approved. For instance, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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
We, Chiesi and any of our potential future collaborators will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.
If we, Chiesi and any of our potential future collaborators are successful in commercializing seralutinib, the FDA and foreign regulatory authorities would require that we, Chiesi and any of our potential future collaborators report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We, Chiesi and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we, Chiesi or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including criminal prosecution, the imposition of civil monetary penalties, seizure of seralutinib or delay in approval or clearance of future products.
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
Our stock price has been and is likely to be volatile. Since the shares were sold in our initial public offering, or IPO, in February 2019 at a price of $16.00 per share, the price per share of our common stock has ranged as low as $0.45 and as high as $27.15 through March 6, 2025. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
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
•any changes to our relationship with Chiesi or any manufacturers, suppliers, licensors, future collaborators or other strategic partners;
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

•general economic, industry and market conditions other events or factors, many of which are beyond our control, such as health pandemics, the military conflict between Russia and Ukraine and Israel and Hamas, inflation and interest changes and financial institution instability;
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 20.0% of our outstanding common stock as of March 6, 2025. As a result, such persons or their appointees to our board of directors, acting together, have the ability to control or significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate losses for tax purposes, such losses will carry forward to offset future taxable income, if any, until such losses are used to offset taxable income (if ever) or expire (if at all). As of December 31, 2024, we had federal and state net operating loss carryforwards, or NOLs, of approximately $398.1 million and $3.3 million, respectively. Our state NOLs that are subject to expiration will begin to expire in 2036, unless previously utilized. Our federal NOLs are not subject to expiration but may only be used to offset 80% of our taxable income. As of December 31, 2024, the Company has foreign NOLs of approximately $113.0 million. The foreign NOLs can be carried forward indefinitely. As of December 31, 2024, we also had orphan drug credit and federal research tax credit carryforwards of approximately $48.2 million and California research tax credits of $13.2 million. The federal research tax credit carryforwards begin to expire in 2038. The California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
Our NOLs and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOLs and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders (or groups of stockholders) in excess of 50 percentage points over a rolling three-year period. Similar rules may apply under state and foreign tax laws. In connection with our IPO in February 2019, we experienced an ownership change for purposes of Section 382 and 383 of the Code. We also experienced an ownership change in July 2023. Consequently, our federal NOLs and tax credits generated through July 2023 will be subject to annual limitations. Our NOLs are not expected to expire unused as a result of such annual limitations, assuming we otherwise have taxable income or income tax liabilities in future periods; however, we expect that some or all of the federal credits generated through July 2023 will expire prior to utilization. If additional ownership changes occur in the future as a result of changes in our stock ownership, many of which are outside our control, the NOL and credit carryforwards could be subject to further annual limitations. If we earn taxable income, such annual limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
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
We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of less than $100 million, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. We will need to reassess, as of June 30, 2025, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2025. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
Our information technology, or IT, systems, or those of any of our CROs, manufacturers, other contractors or consultants or Chiesi or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our seralutinib development program, which could materially affect our results.
We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on IT systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information, clinical trial data, and personal information, or collectively, Confidential Information, of customers and our employees and contractors. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.
There can be no assurance that our cybersecurity program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information. Despite the implementation of security measures as part of our cybersecurity program, our IT systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack and damage from computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon IT systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We, Chiesi and certain of our service providers are from time to time subject to cyberattacks and security incidents, including but not limited to persistent brute force attempts and password spraying, targeted spearphishing and smishing (text message phishing), email phishing including malware attempts, and third-party vendor cybersecurity incidents and related data breaches. . While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or result in the unauthorized disclosure of or access Confidential Information, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We could also incur liability and the further development and commercialization of seralutinib could be delayed. In addition, we also rely on third parties to manufacture seralutinib, so similar events relating to their computer systems could also have a material adverse effect on our business. Some of the federal, state and foreign government requirements under data privacy and security laws include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our service providers or organizations with which we have formed strategic relationships. Notifications and follow-up actions related to a security breach could impact our reputation, cause us to incur significant costs, including legal expenses, harm customer confidence, hurt our expansion into new markets, cause us to incur remediation costs, or cause us to lose existing customers. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems. To the extent that any disruption or security breach were to result in violations of privacy and security laws, we could also be subject to significant fines, penalties or liabilities, which could adversely affect our business, financial condition, results of operations and prospects.
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
        The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing conflict between Russia and Ukraine and Israel and Hamas, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, any adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. For example, in 2023 the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or FDIC created bank-specific and broader financial institution liquidity risk and concerns. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.

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
Although we have determined that our internal control over financial reporting was effective as of December 31, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Changes in tax laws may materially adversely affect our financial condition, results of operations and cash flows.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances, including in the United States or Ireland, could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. We are currently unable to predict whether such changes will occur and, if such changes do occur, the ultimate impact on our business. To the extent that such changes have a negative impact on us, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.
Item 1B. Unresolved Staff Comments.
Not Applicable.

Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity governance program intended to protect the confidentiality, integrity, and availability of our critical systems and information.
We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity governance program includes reporting channels to the executive management team and an internal Cybersecurity Oversight Committee, as well as governance processes which communicate cybersecurity risks to departments across the organization, including legal, strategic, operational, and financial areas. This encourages consideration of cybersecurity oversight, accountability and diligence across the organization.
Key elements of our cybersecurity governance program includes but are not limited to the following:
•Processes to assess cybersecurity risk, designed to help identify material risks from cybersecurity threats to critical systems and information;
•a security team principally responsible for coordinating and managing (1) cybersecurity risk evaluation processes, (2) implementation of cybersecurity controls, and (3) response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of the organization’s cybersecurity processes;
•cybersecurity awareness training of employees, including incident response personnel including third party providers, and senior management;
•a cybersecurity incident response plan which includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the organization, including operations, business strategy, results of operations, or financial condition. See “Risk Factors - Our information technology systems, or those of any of our CROs, manufacturers, other contractors or consultants or Chiesi or potential future collaborators, may fail or suffer security breaches, which could result in a material disruption of our seralutinib development program, which could materially affect our results.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risks, including oversight of management’s implementation of the cybersecurity governance program.
The Audit Committee receives formal annual reports from IT management regarding cybersecurity risks. In addition, management would update the Audit Committee and Board, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Assessment and management of material risks from cybersecurity threats are performed by the Executive Director, Information Security, Risk & Compliance and the Vice President, IT and Facilities, reporting to the Executive Vice President, Technical Operations and Administration. Our Executive Vice President, Technical Operations and Administration reports to the President and Chief Executive Officer. This group holds primary responsibility for our overall cybersecurity governance program, along with our internal Cybersecurity Oversight Committee, which includes senior personnel from key departments in the organization. The collective experience of the individuals listed above, along with the Cybersecurity Oversight Committee, includes decades of experience working in and overseeing IT and cybersecurity functions and enterprise, IT and cybersecurity risk management functions, in addition to holding active technical cybersecurity certifications and maintaining active membership in cybersecurity professional organizations, as well as local groups, to support knowledge share and ongoing cybersecurity professional development.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us and alerts and reports produced by security tools deployed in our IT environment.
Item 2. Properties.
Our corporate headquarters are located in San Diego, California, where we currently lease approximately 18,421 square feet of office space. We use our corporate headquarters primarily for corporate, research, development, clinical, regulatory, manufacturing and quality functions. Our lease for this facility expires in October 2029. We believe that our facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.
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
Holders of Common Stock
As of March 6, 2025, there were 227,221,261 shares of our common stock outstanding held by approximately 34 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Stock Performance Graph
The following stock performance graph compares our total stock return with the total return for (i) the Nasdaq Composite Index and the (ii) the Nasdaq Biotechnology Index for the period from February 8, 2019 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024. The figures represented below assume an investment of $100 in our common stock at the closing price of $17.94 on February 8, 2019 and in the Nasdaq Composite Index and the Nasdaq Biotechnology Index on February 8, 2019 and the reinvestment of dividends into shares of common stock. The comparisons in the graph are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF CUMULATIVE TOTAL RETURN
300
250
200
150
100
50
0
2/8/2019
4/8/2019
6/8/2019
8/8/2019
10/8/2019
12/8/2019
2/8/2020
4/8/2020
6/8/2020
8/8/2020
10/8/2020
12/8/2020
2/8/2021
4/8/2021
6/8/2021
8/8/2021
10/8/2021
12/8/2021
2/8/2022
4/8/2022
6/8/2022
8/8/2022
10/8/2022
12/8/2022
2/8/2023
4/8/2023
6/8/2023
8/8/2023
10/8/2023
12/8/2023
2/8/2024
4/8/2024
6/8/2024
8/8/2024
10/8/2024
12/8/2024
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

Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH, including PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In May 2024, we entered into the collaboration agreement for seralutinib with Chiesi. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In the fourth quarter of 2023, we initiated the registrational Phase 3 PROSERA Study in PAH. We expect to report topline data from the PROSERA study in the fourth quarter of 2025. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD. We expect to activate clinical sites for a global registrational Phase 3 for the treatment of PH-ILD in the second half of 2025. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity financings and the collaboration agreement. We raised $1,401.1 million from October 2017 through December 31, 2024 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our IPO, completed in February 2019, proceeds from 2027 Notes (as defined below), issuance of common stock in May 2020 and July 2022, issuance of common stock and accompanying warrants in July 2023 and entry into the collaboration agreement in May 2024. As of December 31, 2024, we had $294.5 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2024 and 2023, our net loss was $56.5 million and $179.8 million, respectively. As of December 31, 2024, we had an accumulated deficit of $1,268.6 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
On May 3, 2024, we announced a strategic global partnership with Chiesi. Under the terms of the collaboration agreement, we granted Chiesi exclusive licenses for the worldwide development, manufacture and commercialization of seralutinib and licensed products and an Equity Option to purchase our common stock. The total potential transaction value includes the one-time $160.0 million development cost reimbursement payment for licenses, research and development funding, and certain regulatory and commercial milestones. We and Chiesi share equally in the costs of ongoing global seralutinib clinical development and the costs of commercialization in the United States, with the exception of the PROSERA Phase 3 study, for which we bear all costs. We are also eligible for double-digit royalties in the mid-to-high teens percentage on tiers of annual net sales outside of the U.S. and to an equal share of profits and losses from the commercialization of seralutinib and licensed products in the U.S. . For additional information regarding the collaboration agreement, as well as our license agreement with Pulmokine, see the section titled “Business—License and Collaboration Agreements” in this annual report.
We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for seralutinib, which we expect will take a number of years. If we obtain regulatory approval for seralutinib, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate seralutinib development or future commercialization efforts or grant additional rights to develop and market seralutinib even if we would otherwise prefer to retain such right.

Components of Results of Operations
Revenue
To date, we have generated all of our revenue from our collaboration agreement with Chiesi. Our revenue consists of a one-time development cost reimbursement payment for licenses and ongoing cost-sharing payments for performance of research and development services classified as revenue from contracts with collaborators.
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
Operating expenses
Research and development
Research and development expenses relate primarily to preclinical and clinical development of seralutinib, as well as our discontinued clinical product candidates. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.
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
•the costs incurred as a result of health epidemics and pandemics, including the COVID-19 pandemic, and clinical site staff shortages, including clinical trial delays;
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
Other income (expense), net
Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) investment accretion, (3) interest expense related to our Credit Facility, prior to its termination and the 2027 Notes, (4) research and development tax credit and (5) other miscellaneous income (expense).
Provision for income taxes
Our tax provision from income taxes is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions (See Note 2 to our consolidated financial statements).
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
Collaborative Arrangements
We assess whether our licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that we determine are collaborations, we identify each unit of account, and then determine whether a customer relationship exists for that unit of account. If we determine a performance obligation within the collaborative arrangement to be with a customer, we apply our revenue recognition accounting policy. If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, we apply recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. To the extent the arrangement is within the scope of Accounting Standards Codification, or ASC, Topic 808, we assess whether aspects of the arrangement between us and the collaboration partner are within the scope of other accounting literature. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606).
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, or Topic 606, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for contracts with customers, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract, determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price, reduced by a consideration payable to a customer, that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. We utilize key assumptions to determine a stand-alone selling price for performance obligations, which may include forecasted revenues or costs, expected development timelines, discount rates and probabilities of technical and regulatory success.
Results of Operations for the Years Ended December 31, 2024 and 2023
The following table sets forth our selected statements of operations data for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		2024 vs 2023 Change
	2024	2023
	(in thousands)
Revenue:
Revenue from sale of licenses	$90,682	$—	$90,682
Revenue from contracts with collaborators	24,019	—	24,019
Total revenue	114,701	—	114,701
Operating expenses:
Research and development	138,487	135,304	3,183
In process research and development	—	10,000	(10,000)
General and administrative	36,133	38,455	(2,322)
Total operating expenses	174,620	183,759	(9,139)
Loss from operations	(59,919)	(183,759)	123,840
Other income (expense)
Interest income	1,779	1,997	(218)
Interest expense	(11,517)	(13,511)	1,994
Other income, net	14,022	15,456	(1,434)
Total other income (expense), net	4,284	3,942	342
Loss before provision for income taxes	(55,635)	(179,817)	124,182
Provision for income taxes	893	—	893
Net loss	$(56,528)	$(179,817)	$123,289
Operating Expenses
Revenue
For the year ended December 31, 2024, our revenue was $114.7 million. Our revenue is generated from our ongoing collaboration with Chiesi and consists of a one-time development cost reimbursement payment for the licenses and ongoing cost-sharing payments for performance of research and development and pre-commercial services.
Research and development expenses
Research and development expenses were $138.5 million for the year ended December 31, 2024, compared to $135.3 million for the year ended December 31, 2023, for an increase of $3.2 million, which was primarily attributable to an increase of $36.1 million of costs associated with clinical trials for seralutinib, offset by a decrease of $32.9 million of costs associated with preclinical studies and clinical trials for terminated programs.

The following table shows our research and development expenses by program for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
	(in thousands)
Seralutinib	$129,247	$93,158
Terminated programs	9,240	42,146
Total research and development	$138,487	$135,304
In process research and development expenses
There were no IPR&D expenses for the year ended December 31, 2024. IPR&D expenses for the year ended December 31, 2023 were $10.0 million, which was attributable to a milestone obligation incurred upon the initiation of the Phase 3 clinical trial of seralutinib in the fourth quarter of 2023 and paid to Pulmokine in 2024.
General and administrative expenses
General and administrative expenses were $36.1 million for the year ended December 31, 2024, compared to $38.5 million for the year ended December 31, 2023, for a decrease of $2.3 million, which was primarily attributable to a $2.2 million decrease in stock-based compensation expense, a decrease of $0.8 million in legal expense, a decrease of $0.6 million in insurance costs, offset by an increase of $0.6 million in professional services expense and an increase of $0.4 million in travel costs.
Other income (expense), net
Other income, net was $4.3 million for the year ended December 31, 2024, compared to other income, net of $3.9 million for the year ended December 31, 2023, for an increase of $0.3 million, which was primarily attributable to a $3.2 million increase in investment accretion and a $2.0 million decrease in interest expense, offset by a $3.6 million decrease in other income primarily related to $2.8 million of employee retention credit under the CARES Act and $1.0 million of Ireland Corporate R&D tax credit.
Provision for income taxes
For the year ended December 31, 2024, the tax expense was $0.9 million, which was primarily attributable to the treatment of the Chiesi income and a partial release of the valuation allowance. There was no provision for income taxes for the year ended December 31, 2023.
Results of Operations for the Years Ended December 31, 2023 and 2022
The discussion of our financial condition and results of operations for the year ended December 31, 2023 and the comparison of 2023 and 2022 results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 is incorporated by reference into this MD&A.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2024 and 2023, we had an accumulated deficit of $1,268.6 million and $1,212.0 million, respectively.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under the 2027 Notes and existing operating leases.
From our inception through the year ended December 31, 2024, our operations have been financed primarily by proceeds of $1,401.1 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from the 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the collaboration agreement with Chiesi. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $294.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 3, 2024, we entered into the collaboration agreement with Chiesi. In consideration and as reimbursement for our development costs, Chiesi paid us an up-front, nonrefundable payment of $160.0 million. In addition, we and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the United States. For the year ended on December 31, 2024, we received cost-sharing payments from Chiesi in the amount of $7.8 million.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” and operating leases is presented in Note 11 "Commitments and Contingencies" to the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, herein by this reference.
The following table shows a summary of our cash flows for each of the years shown below:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash used in operating activities	$(3,468)	$(159,158)	$(187,032)
Net cash provided by (used in) investing activities	29,023	(110,970)	(1,035)
Net cash provided by (used in) financing activities	(11,488)	190,154	117,090
Effect of exchange rate changes on cash and cash equivalents	(102)	110	(517)
Net increase (decrease) in cash and cash equivalents	$13,965	$(79,864)	$(71,494)
Operating activities
During the year ended December 31, 2024, operating activities used approximately $3.5 million of cash, primarily resulting from a net loss of $56.5 million and changes in amortization of premium on investments, net of accretion of discount, of $13.1 million, reduced by stock-based compensation expense of $20.6 million and changes in contract liabilities of $55.9 million.
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
Investing activities
During the year ended December 31, 2024, investing activities provided approximately $29.0 million of cash, primarily resulting from the maturities of marketable securities of $523.8 million, offset by purchases of marketable securities of $494.8 million.
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
Financing activities
During the year ended December 31, 2024, financing activities used $11.5 million of cash, resulting from the principal repayment of long-term debt of $12.6 million, reduced by the proceeds from the issuance of equity option pursuant to stock purchase agreement with Chiesi of $0.5 million and the proceeds from issuance of common stock pursuant to the ESPP of $0.6 million.
During the year ended December 31, 2023, financing activities provided $190.2 million of cash, primarily resulting from proceeds from the issuance of common stock and warrants in a private offering of $201.3 million, reduced by the principal repayments of long-term debt of $11.6 million.
During the year ended December 31, 2022, financing activities provided $117.1 million of cash, primarily resulting from proceeds from the purchase of shares pursuant to our 2019 Employee Stock Purchase Plan, or ESPP, of $1.2 million, proceeds from the private offering of $119.9 million, and proceeds from the exercise of stock options of $1.7 million, partially offset by the principal repayments of long-term debt of $5.8 million.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2024 our cash and cash equivalents consisted of cash, money market funds and commercial paper, and our marketable securities consisted of commercial paper, corporate debt securities and U.S. Treasury and agency securities. We do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
We are exposed to market risk related to changes in foreign currency exchange rates associated with our foreign operations where we conduct business in local currencies. We also contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2024 and 2023, we had minimal assets and liabilities denominated in foreign currencies and an immediate change of 10% in the exchange rate of the foreign currencies would result in a net impact of approximately $0.1 million in our consolidated balance sheets and consolidated statement of operations and comprehensive loss.
Inflation generally affects us by increasing our cost of labor and clinical trial costs. Inflationary factors, such as increases in the cost of our materials, supplies, and overhead costs may adversely affect our operating results. Although we do not believe that inflation had a material effect on our business, financial condition or results of operations during the periods presented, we may experience adverse effects if inflation rates increase. Significant adverse changes in inflation and prices in the future could result in material losses.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Item 9B. Other Information.
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2025 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
We have adopted a policy on insider trading and procedures that govern the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other covered persons that are designed to promote compliance with insider trading laws, rules and regulations, and the NASDAQ listing rules, as applicable. A copy of our policy on insider trading is filed as Exhibit 19.1 to this annual report on Form 10-K. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities.
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
None.

Gossamer Bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gossamer Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gossamer Bio, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued Research and Development Expenses
Description of the Matter
As of December 31, 2024, the Company accrued $10.4 million for research and development expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated research and development costs, comprising payments due for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs are accrued as patients enter and progress through the trial.

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

How We Addressed the Matter in Our Audit	To test the completeness of the Company’s accrued research and development expenses, among other procedures, we obtained supporting evidence of the research and development activities performed for significant clinical trials. We corroborated the status of significant research and development activities through meetings with accounting and clinical project managers. To verify the appropriate measurement of accrued research and development costs, we compared the costs for a sample of transactions against the related invoices and contracts, and confirmed amounts incurred to-date with third-party service providers. We also examined a sample of subsequent payments to evaluate the completeness of the accrued research and development expenses.

Initial accounting for the Chiesi Collaboration Agreement
Description of the Matter	As more fully described in Note 12 to the consolidated financial statements, the Company entered into a global collaboration agreement with Chiesi Farmaceutici S.P.A and Chiesi USA, Inc. (collectively, “Chiesi”), which granted exclusive licenses to develop and commercialize products that contain or incorporate seralutinib for the treatment of pulmonary hypertension. The Company determined the transaction price was equal to the up-front fee reduced by the fair value of the Equity Option and the transaction price was allocated to the performance obligations based on the relative stand-alone selling price estimated for each performance obligation.

Auditing the Company’s initial accounting for the Chiesi collaboration agreement was complex and required the Company to apply significant judgement related to the estimation of the standalone selling price of each identified performance obligation. The estimates of the standalone selling price for the performance obligations relating to the licenses reflect management’s assumptions, which included forecasted revenues, expected development timelines, discount rates and probabilities of technical and regulatory success.

How We Addressed the Matter in Our Audit	To test the standalone selling price of each identified performance obligation, our audit procedures included, among others, evaluating the projected discounted cash flow assumptions used by the Company in developing the estimates of standalone selling price of the licenses by comparing the significant assumptions described above to current industry trends using available information from other similar companies within the same industry and other relevant factors. We involved our valuation professionals to assist in the assessment of the estimation methodology and the significant assumptions used in determining the estimated standalone selling price of these performance obligations. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the estimated standalone selling price of these performance obligations resulting from the changes in the assumptions. Further, we assessed the resulting impact from the sensitivity analysis on the allocation of transaction price to each performance obligation as well as revenue recognized during the period.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Diego, California
March 13, 2025

GOSSAMER BIO, INC.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$46,074	$32,109
Marketable securities	248,444	264,316
Receivable from contracts with collaborators	5,338	—
Prepaid expenses and other current assets	10,032	10,094
Total current assets	309,888	306,519
Property and equipment, net	10	1,648
Operating lease right-of-use assets	5,111	3,131
Other assets	283	618
Total assets	$315,292	$311,916
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,319	$5,526
Accrued research and development expenses	10,455	7,779
Current portion of long-term debt	—	11,613
Current contract liabilities	17,050	—
Accrued expenses and other current liabilities	15,186	26,680
Total current liabilities	45,010	51,598
Long-term convertible senior notes	197,523	196,591
Long-term debt	—	814
Operating lease liabilities - long-term	4,398	144
Long-term contract liabilities	38,869	—
Total liabilities	285,800	249,147
Commitments and contingencies (Note 11)
Stockholders' equity
Common stock, $0.0001 par value; 700,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 226,604,138 shares issued and outstanding as of December 31, 2024, and 225,409,315 shares issued and outstanding as of December 31, 2023	23	23
Additional paid-in capital	1,296,848	1,275,136
Accumulated deficit	(1,268,568)	(1,212,040)
Accumulated other comprehensive income (loss)	1,189	(350)
Total stockholders' equity	29,492	62,769
Total liabilities and stockholders' equity	$315,292	$311,916
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Revenue from sale of licenses	$90,682	$—	$—
Revenue from contracts with collaborators	24,019	—	—
Total revenue	114,701	—	—
Operating expenses:
Research and development	138,487	135,304	170,919
In process research and development	—	10,000	65
General and administrative	36,133	38,455	47,609
Total operating expenses	174,620	183,759	218,593
Loss from operations	(59,919)	(183,759)	(218,593)
Other income (expense)
Interest income	1,779	1,997	1,583
Interest expense	(11,517)	(13,511)	(13,880)
Other income, net	14,022	15,456	1,512
Total other income (expense), net	4,284	3,942	(10,785)
Loss before provision for income taxes	(55,635)	(179,817)	(229,378)
Provision for income taxes	893	—	—
Net loss	$(56,528)	$(179,817)	$(229,378)
Other comprehensive income (loss):
Foreign currency translation	1,450	33	(544)
Unrealized income (loss) on marketable securities	89	191	(75)
Other comprehensive income (loss)	1,539	224	(619)
Comprehensive loss	$(54,989)	$(179,593)	$(229,997)
Net loss per share, basic and diluted	$(0.25)	$(1.18)	$(2.71)
Weighted average common shares outstanding, basic and diluted	226,228,016	152,621,669	84,574,869
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders equity
	Shares	Amount
Balance as of December 31, 2021	75,752,664	$8	$932,944	$(811,534)	$45	$121,463
Cumulative-effect adjustment from change in accounting principle (See Note 2)	—	—	(53,527)	8,689	—	(44,838)
Issuance of common stock in connection with a private offering, net of offering costs of $184	16,649,365	2	119,944	—	—	119,946
Vesting of restricted stock	662,700	—	—	—	—	—
Exercise of stock options	270,707	—	1,736	—	—	1,736
Stock-based compensation	—	—	42,553	—	—	42,553
Issuance of common stock pursuant to Employee Stock Purchase Plan	157,858	—	1,214	—	—	1,214
Issuance of common stock for restricted stock units vested	929,887	—	—	—	—	—
Net loss	—	—	—	(229,378)	—	(229,378)
Other comprehensive loss	—	—	—	—	(619)	(619)
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Issuance of common stock and warrants in connection with a private offering, net of offering costs of $10,779	129,869,440	13	201,310	—	—	201,323
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	28,518	—	—	28,518
Issuance of common stock pursuant to Employee Stock Purchase Plan	336,795	—	444	—	—	444
Issuance of common stock for restricted stock units vested	724,674	—	—	—	—	—
Net loss	—	—	—	(179,817)	—	(179,817)
Other comprehensive income	—	—	—	—	224	224
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
Stock-based compensation	—	—	20,619	—	—	20,619
Issuance of common stock pursuant to Employee Stock Purchase Plan	767,125	—	629	—	—	629
Issuance of common stock for restricted stock units vested	427,698	—	—	—	—	—
Grant of equity option pursuant to Chiesi Collaboration Agreement	—	—	464	—	—	464
Net loss	—	—	—	(56,528)	—	(56,528)
Other comprehensive income	—	—	—	—	1,539	1,539
Balance as of December 31, 2024	226,604,138	$23	$1,296,848	$(1,268,568)	$1,189	$29,492
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(56,528)	$(179,817)	$(229,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	833	1,607	1,832
Stock-based compensation expense	20,619	28,518	42,553
In process research and development expenses	—	10,000	65
Amortization of operating lease right-of-use assets	3,318	2,778	2,597
Amortization of long-term debt discount and issuance costs	1,086	1,321	1,163
Amortization of premium on investments, net of accretion of discounts	(13,062)	(9,450)	(1,405)
Loss on disposal of property and equipment	806	726	—
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	(5,338)	—	—
Prepaid expenses and other current assets	62	(3,892)	296
Other assets	335	62	400
Operating lease liabilities	(3,386)	(2,982)	(2,721)
Accounts payable	(1,656)	3,990	(1,813)
Accrued expenses	(10,718)	(835)	(1,659)
Accrued research and development expenses	2,676	(7,847)	(579)
Accrued compensation and benefits	1,701	(3,240)	1,618
Contract liabilities	55,919	—	—
Accrued interest expense	(135)	(97)	(1)
Net cash used in operating activities	(3,468)	(159,158)	(187,032)
Cash flows from investing activities
Research and development asset acquisitions, net of cash acquired	—	—	(65)
Purchase of marketable securities	(494,777)	(441,670)	(238,060)
Maturities of marketable securities	523,800	330,700	237,500
Purchase of property and equipment	—	—	(410)
Net cash provided by (used in) investing activities	29,023	(110,970)	(1,035)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants in a private offering, net of offering costs	—	201,323	119,946
Proceeds from issuance of common stock under Employee Stock Purchase Plan	629	444	1,214
Proceeds from the exercise of stock options	—	—	1,736
Proceeds from issuance of equity option pursuant to stock purchase agreement	464	—	—
Principal repayments of long-term debt	(12,581)	(11,613)	(5,806)
Net cash provided by (used in) financing activities	(11,488)	190,154	117,090
Effect of exchange rate changes on cash and cash equivalents	(102)	110	(517)
Net increase (decrease) in cash and cash equivalents	13,965	(79,864)	(71,494)
Cash and cash equivalents, at the beginning of the period	32,109	111,973	183,467
Cash and cash equivalents, at the end of the period	$46,074	$32,109	$111,973

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,561	$12,288	$12,712

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$5,298	$—	$3,029
Change in unrealized gain (loss) on marketable securities, net	$89	$191	$(75)
Purchases of property and equipment included in accounts payable and accrued expenses and other current liabilities	$—	$—	$83
The accompanying notes are an integral part of these consolidated financial statements.

Gossamer Bio, Inc. Notes to Consolidated Financial Statements
Note 1—Description of Business
Gossamer Bio, Inc. (including its subsidiaries, referred to as "we," "us," "our,", or the “Company”) is a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of pulmonary hypertension ("PH') including pulmonary arterial hypertension ("PAH") and PH associated with interstitial lung disease ("PH-ILD"). The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.
The consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of December 31, 2024, the Company had an accumulated deficit of $1,268.6 million. From the Company’s inception through the year ended December 31, 2024, the Company has funded its operations primarily through equity financings, convertible senior notes and the Chiesi Collaboration Agreement (as defined in Note 12 below).
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s consolidated financial statements relate to accrued research and development expenses, stand-alone selling price of performance obligations and estimated collaboration expenses associated with the Company’s collaboration and license agreement. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
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

Marketable Securities
The Company considers securities with original maturities of greater than 90 days to be marketable securities. The Company has the ability, if necessary, to liquidate any of its marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying consolidated balance sheets which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income, net in the Company's consolidated statements of operation and comprehensive loss. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company has determined that there were no material declines in fair values of its investments due to credit-related factors as of December 31, 2024.
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
Income Taxes
Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit would more likely than not be realized assuming examination by the taxing authority. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's policy is to include interest and penalties related to income taxes within its provision (benefit) for income taxes.
The Company is subject to taxation in the United States, California, Florida, Ireland and Luxembourg. As of December 31, 2024, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses ("NOLs") and tax credits.
Collaborative Arrangements
The Company assesses whether its licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that the Company determines are collaborations, it identifies each unit of account, and then determines whether a customer relationship exists for that unit of account. If the Company determines a performance obligation within the collaborative arrangement to be with a customer, it applies its revenue recognition accounting policy. If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, the Company applies recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers (ASC 606). See Note 12, "Significant Agreements and Contracts," for more information.
Revenue Recognition
The Company recognizes revenue when a customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company develops assumptions that require judgment to determine the standalone selling price of each distinct performance obligation identified in the contract. In addition, variable consideration such as milestone payments are evaluated to determine if they are constrained and, therefore, excluded from the transaction price. The Company then allocates the total transaction price proportionally to each distinct performance obligation based on their estimated standalone selling prices, unless an allocation exception applies. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective distinct performance obligation when (or as) the performance obligation is satisfied.
In a contract with multiple performance obligations, the Company must develop estimates and assumptions that require judgment to determine the underlying standalone selling price for each distinct performance obligation, which determines how the transaction price is allocated among the distinct performance obligations. The estimation of the stand-alone selling price(s) may include estimates regarding forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. The Company evaluates each distinct performance obligation to determine if it can be satisfied at a point in time or over time. Any change made to estimated progress towards completion of a distinct performance obligation and, therefore, revenue recognized will be recorded as a change in estimate. In addition, variable consideration must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.
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

For arrangements that include cost-share reimbursements, we will recognize such payments when control of the related goods or services are transferred to the customer. Cost-sharing reimbursements are presented as revenue from contracts with collaborators.
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
Foreign Currency
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates during the year which approximate the rates in effect at the transaction dates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in the Company's consolidated balance sheets. Foreign exchange transaction gains and losses are included in other income, net in the Company’s consolidated statement of operations and comprehensive loss.
Recent Accounting Pronouncements - Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“Topic 280”), which modifies the disclosure and presentation requirements of reportable segments. The amendments in the update require the disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker ("CODM") and included within each reported measure of segment profit and loss. The amendments also require disclosure of all other segment items by reportable segment and a description of its composition. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Lastly, the amendment requires that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. This update is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We have adopted this standard for our fiscal year ended December 31, 2024. We have applied this standard retrospectively for all prior periods presented in the financial statements. There was no impact on our reportable segments identified and additional required disclosures have been included in Note 13, Segment Reporting.
Recent Accounting Pronouncements - Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on our consolidated financial statement disclosures.
Net Loss Per Share
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company uses the if-converted method for assumed conversion of the 2027 Notes to compute the weighted average shares of common stock outstanding for diluted net loss per share. Diluted net loss per share excludes the potential impact of the Company’s common stock options, warrants for the purchase of common stock, unvested shares of restricted stock and the potential shares issuable upon conversion of the 2027 Notes because their effect would be anti-dilutive due to the Company’s net loss. Since the

Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2024	2023	2022
2027 Notes	12,321,900	12,321,900	12,321,900
Shares issuable upon exercise of stock options	34,416,337	23,626,115	17,487,165
Shares issuable upon exercise of Chiesi Equity Option	22,433,809	—	—
Shares issuable upon exercise of warrants	32,467,360	32,467,360	—
Non-vested shares under restricted stock grants	—	427,698	1,350,035
Total potentially dilutive securities	101,639,406	68,843,073	31,159,100
Note 3—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued compensation and benefits	$11,995	$10,294
Operating lease liabilities	961	3,302
Accrued consulting fees	841	643
Accrued interest	833	968
Accrued legal fees	65	385
Accrued in process research and development	—	10,000
Accrued accounting fees	180	234
Accrued other	311	854
Total accrued expenses and other current liabilities	$15,186	$26,680
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024
Money market funds	$25,264	$25,264	$—	$—
U.S. Treasury and agency securities	56,900	56,900	—	—
Commercial paper	188,653	—	188,653	—
Corporate debt securities	19,963	—	19,963	—
As of December 31, 2023
Money market funds	$25,222	$25,222	$—	$—
U.S. Treasury and agency securities	92,309	92,309	—	—
Commercial paper	168,534	—	168,534	—
Corporate debt securities	3,473	—	3,473	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of December 31, 2024 and 2023, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was $0.2 million interest receivable as of December 31, 2024. There was no significant interest receivable as of December 31, 2023. Interest receivable is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
As of December 31, 2024 and 2023 the fair value of the Company's 2027 Notes was $110.0 million and $74.9 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of December 31, 2024 and 2023 are as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of December 31, 2024
U.S Treasury and agency securities	$56,875	$25	$—	$56,900
Corporate debt securities	19,950	13	—	19,963
Commercial paper	188,537	142	(26)	188,653
Total marketable securities	$265,362	$180	$(26)	$265,516
Number of securities with unrealized losses			5
As of December 31, 2023
U.S. Treasury and agency securities	$92,294	$20	$(5)	$92,309
Corporate debt securities	3,467	$6	—	3,473
Commercial paper	168,488	76	(30)	168,534
Total marketable securities	$264,249	$102	$(35)	$264,316
Number of securities with unrealized losses			12
As of December 31, 2024 and December 31, 2023, the Company classified $25.3 million and $25.2 million, respectively, of assets with original maturities of 90 days or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of December 31, 2024 and 2023, there were no material declines in the market value of the Company's available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of December 31, 2024, were as follows (in thousands):

Estimated Fair Value
Less than one year	$265,516
Greater than one year	—
Total	$265,516
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5—Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. On May 3, 2024, the Credit Facility was terminated and the Company recorded a $7.7 million payment of the outstanding debt balance in full and discharged, which released the Company from the obligations under the Credit Facility, and Lenders’ security interests in the Company’s assets and property were released. Unamortized debt discount and issuance costs were written off and recorded in interest expense on the consolidated statements of operations and comprehensive loss. Since the Credit Facility was terminated, there was no debt outstanding as of December 31, 2024.
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
The 2027 Notes are senior unsecured obligations of the Company, ranking senior in right of payment to any of the Company’s indebtedness that is expressly subordinated in right of payment to the 2027 Notes, and are effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness.
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
The Company did not have the right to redeem the 2027 Notes prior to June 6, 2024. As of December 31, 2024, the Company has not redeemed the 2027 Notes. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of December 31, 2024, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.

As of December 31, 2024 and 2023, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the 2027 Notes was as follows (in thousands):

	December 31,
	2024	2023
Principal amount	$200,000	$200,000
Unamortized debt discount	(2,321)	(3,194)
Unamortized debt issuance cost	(156)	(215)
Net carrying amount	$197,523	$196,591
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Contractual interest expense	$10,000	$10,000	$10,000
Amortization of debt discount	873	826	782
Amortization of debt issuance cost	59	56	53
Total interest expense related to the 2027 Notes	$10,932	$10,882	$10,835
Note 6—Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2024, 2023, and 2022.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly-owned subsidiary of XOMA Royalty Corporation. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon initiation of a

Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million, which was accrued in 2023, in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its consolidated statements of operations and comprehensive loss. As of December 31, 2024, no other milestones had been accrued as the underlying contingencies had not yet been met.
The Company recorded the following IPR&D expense on the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Seralutinib	$—	$10,000	$—
Terminated programs	—	—	65
Total in process research and development	$—	$10,000	$65

Note 7—Income Taxes
The amount of net loss before taxes for the years ended December 31, 2024, 2023, and 2022 is as follows:

	December 31,
	2024	2023	2022
	(in thousands)
U.S. loss before taxes	$32,178	$134,073	$175,777
Foreign loss before taxes	23,457	45,736	53,593
Pre-tax Loss	$55,635	$179,809	$229,370

A reconciliation of income tax expense for the years ended December 31, 2024, 2023 and 2022 is as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$886	$—	$—
State	7	8	8
Total income tax expense	$893	$8	$8
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024, 2023 and 2022 are shown below. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2024 was an increase of $7.4 million.

	December 31,
	2024	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$97,940	$122,987	$128,989
Deferred loss	10,575	—	—
Capital loss	20,348	—	—
Tax credits	44,803	45,445	34,193
Amortization	2,646	6,919	8,487
Stock-based compensation	10,984	9,886	8,445
Lease liability	1,135	726	1,354
Accrued compensation	547	1,887	2,514
Section 174 capitalization	35,715	34,268	21,840
Other	5,076	43	37
Total gross deferred tax assets	229,769	222,161	205,859

Deferred tax liabilities:
Other	(3)	—	—
Right of use asset	(1,083)	(660)	(1,244)
Property, plant and equipment	—	(108)	(565)
Total gross deferred tax liabilities	(1,086)	(768)	(1,809)
Valuation allowance	(228,683)	(221,393)	(204,050)
Net deferred tax asset	$—	$—	$—
As of December 31, 2024, the Company had federal and state NOL carryforwards of approximately $398.1 million and $3.3 million, respectively. The federal NOL carryforwards can be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. The California NOL carryforwards begin to expire in 2036. As of December 31, 2024, the Company also has Irish NOL carryforwards of approximately $113.0 million, which can be carried forward indefinitely. In the current year, the Company removed federal and foreign NOL carryforwards of $141.0 million and $0.4 million, respectively, as a result of mergers and liquidations.
As of December 31, 2024, the Company also had orphan drug credit and federal research tax credit carryforwards of approximately $48.2 million and California research tax credits of $13.2 million. The federal research tax credit carryforwards begin to expire in 2038, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized. In the current year, the Company removed federal and California credit carryforwards of $9.7 million and $0.4 million, respectively, as a result of mergers.
A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2024	2023	2022
Federal statutory income tax rate	21.00%	21.00%	21.00%
Change in valuation allowance	(12.38%)	(8.73%)	(20.25%)
Research and experimentation credits	3.03%	5.69%	3.39%
Foreign rate differential	(3.75%)	(2.13%)	(1.88%)
GILTI	(4.72%)	—%	—%
Stock-based compensation	(4.61%)	(1.44%)	(0.90%)
Nondeductible interest	(4.13%)	(1.27%)	(0.99%)
Domestic/Foreign Restructuring Impact	2.52%	(12.49%)	—%
Other	1.44%	(0.62%)	(0.37%)
Provision for income taxes	(1.60%)	—%	—%

The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax respectively. In general, an ownership change as defined by Sections 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. The Company had an ownership change with the IPO in February of 2019 which resulted in no forfeiture of NOLs or credits. The Company had an additional ownership change in July of 2023, which resulted in a significant limitation on the Company's utilization of its NOLs and is expected to result in forfeiture of some or all of the federal credits. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.
The Company files income tax returns in the United States, California, Florida, Ireland, and Luxembourg. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the years ended December 31, 2024, 2023 and 2022 and as of December 31, 2024 and 2023, there were no accruals for interest related to unrecognized tax benefits or tax penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2024, 2023, and 2022, excluding interest and penalties, is as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of the year	$13,654	$10,572	$7,551
Decrease related to prior year positions	(2,028)	—	—
Increase related to current year positions	2,293	3,082	3,021
Balance at the end of the year	$13,919	$13,654	$10,572
Included in the balance of unrecognized tax benefits at December 31, 2024 is $13.9 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the Company's deferred tax asset remains subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company's unrecognized tax benefits within the next 12 months.
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
Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2024, there were no shares of common stock subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Chiesi Equity Option
On May 3, 2024, pursuant to the Chiesi Collaboration Agreement (as defined in Note 12 below) the Company granted to Chiesi (as defined in Note 12 below) an option to purchase directly from the Company, on one or more occasions, up to an aggregate number of shares of the Company’s common stock (the "Equity Option") such that immediately following such issuance, Chiesi’s beneficial ownership of the Company’s common stock shall not exceed 9.9% of the total number of issued and outstanding shares of the Company’s common stock. The Equity Option shall be exercisable by Chiesi, in whole or in part, at any time prior to the earliest to occur of the date on which (a) the last patient is last dosed in either (i) the PROSERA Phase 3 study for PAH or (ii) a Phase 3 clinical trial for the PH-ILD Indication, (b) any third party commences a tender offer or exchange offer for more than 50% of the outstanding shares of the Company’s common stock, and (c) the Company publicly announces its intent to consummate a GB002, Inc. change of control. The purchase price of each share the Company’s common stock subject to the Equity Option shall be equal to 107.5% of the daily volume-weighted average per share price of the Company’s common stock on The Nasdaq Stock Market over the 30-trading day period ending on and including the last trading day prior to the date on which Chiesi delivers an exercise notice to the Company; provided that such purchase price shall be no less than $1.63 per share. The shares of the Company’s common stock to be issued will be issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering, pursuant to the terms of a stock issuance agreement to be entered into between the Company and Chiesi in connection with each such exercise of the Equity Option. The Company evaluated the Equity Option granted to Chiesi as consideration payable to a customer and determined it qualified under ASC 718. Due to the market condition included in the Equity Option, the Company used the Geometric Brownian Motion/Monte Carlo model to determine fair market value. The value of the Equity Option is $0.5 million, which is included in additional paid-in capital on the Company's consolidated balance sheets.

Note 9—Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of December 31, 2024, an aggregate of 4,152,779 shares of common stock were available for issuance under the 2023 Inducement Plan, and 2,609,500 shares of common stock were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2024, an aggregate of 2,308,197 shares of common stock were available for issuance under the 2019 Plan and 29,747,623 shares of common stock were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten-years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the years ended December 31, 2024 and 2023, 767,125 shares and 336,795 shares were issued pursuant to the ESPP, respectively. As of December 31, 2024, an aggregate of 4,545,812 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of December 31, 2024, 2,059,214 shares of common stock were subject to outstanding options under the 2017 Plan, and no shares of restricted stock awards granted under the 2017 Plan were unvested.

Stock Options
The fair value of each employee and non-employee time-vested stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company uses its own volatility to the extent it has sufficient trading history, and for awards in which sufficient trading history is not available, a peer group is used to calculate the expected volatility. Due to the lack of historical exercise history, the expected term of the Company’s stock options for employees has been determined utilizing the “simplified” method for awards. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
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

The following assumptions were used to estimate the fair value of stock option awards granted to employees under the Company’s equity incentive plans and the shares purchasable under the ESPP during the periods presented:

Year Ended December 31,
	2024	2023	2022
Employee Stock Options
Expected term (in years)	4.6 - 6.1	1.0 - 7.0	4.4 - 6.1
Risk-free interest rate	3.59% - 4.50%	3.36% - 4.73%	1.31% - 4.35%
Volatility	100.72% - 104.51%	70.01% - 170.69%	71.10% - 89.87%
Dividend yield	—	—	—

Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.88% -5.27%	4.87% - 5.47%	0.60% - 3.51%
Volatility	83.96% - 151.54%	115.19% - 216.45%	64.98% - 121.43%
Dividend yield	—	—	—
The following table summarizes stock option activity for the years ended December 31, 2024, 2023 and 2022:

	Shares Subject to Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	Shares	Weighted- Average Exercise Price
				(in thousands)
Outstanding as of December 31, 2021	9,434,660	$12.24	7.4	$15,822
Options granted	9,271,272	$6.75
Options exercised	(270,707)	$6.41
Options forfeited/cancelled	(948,060)	$15.69
Outstanding as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options granted	17,159,617	$1.16
Options exercised	—	$—
Options forfeited/cancelled	(11,020,667)	$11.07
Outstanding as of December 31, 2023	23,626,115	$2.52	7.9	$369
Options granted	13,006,228	$0.96
Options exercised	—	$—
Options forfeited/cancelled	(2,216,006)	$2.25
Outstanding as of December 31, 2024	34,416,337	$1.95	7.5	$598
Options vested and expected to vest as of December 31, 2024	34,416,337	$1.95	7.5	$598
Options exercisable as of December 31, 2024	14,126,062	$3.20	6.1	$100
The weighted-average grant date fair value per share for the stock options granted during the year ended December 31, 2024, 2023 and 2022 was $0.78, $3.88 and $4.77, respectively.
The aggregate fair value of stock options that vested during the years ended December 31, 2024, 2023 and 2022 was $15.7 million, $22.7 million and $20.7 million, respectively.
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. There were no options exercised during the years ended December 31, 2024 and 2023. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was $1.5 million.

Warrants
On July 24, 2023, the Company completed a private placement of 129,869,440 shares of the Company’s common stock and accompanying warrants to purchase up to 32,467,360 shares of the Company's common stock at a combined purchase price of $1.63125 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company, $1.85125 per share and accompanying warrant. Each warrant has an exercise price per share of $2.04, was immediately exercisable on the date of issuance and will expire five years from the closing of the private placement. Given that the warrants are indexed to the Company's shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company's consolidated balance sheets. As of December 31, 2024, there were 32,467,360 warrants outstanding.
Restricted Stock
The summary of the Company’s restricted stock activity during the years ended December 31, 2024, 2023 and 2022 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	2,561,219	$8.67
Granted	572,901	11.94
Vested	(1,592,588)	7.78
Forfeited / cancelled	(191,497)	10.68
Nonvested at December 31, 2022	1,350,035	$10.83
Granted	—	—
Vested	(779,900)	10.67
Forfeited / cancelled	(142,437)	11.39
Nonvested at December 31, 2023	427,698	$10.92
Granted	—	—
Vested	(427,698)	10.92
Forfeited / cancelled	—	—
Nonvested at December 31, 2024	—	$—
As of December 31, 2024, there was no unrecognized stock-based compensation expense related to the unvested restricted stock awards.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Research and development	$10,172	$15,871	$24,415
General and administrative	10,447	12,647	18,138
Total stock-based compensation expense	$20,619	$28,518	$42,553
At December 31, 2024, the total unrecognized compensation related to unvested stock option awards granted was $14.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
As of December 31, 2024, total unrecognized compensation expense related to the ESPP was $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.

Note 10—Property and Equipment, Net
The Company’s property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2024	December 31, 2023
Office equipment	3-7	$—	$1,097
Computer equipment	5	—	123
Software	3	—	52
Lab equipment	2-5	193	3,246
Leasehold improvements	6-7	—	2,562
Total property and equipment		193	7,080
Less: accumulated depreciation		(183)	(5,432)
Property and equipment, net		$10	$1,648
Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was approximately $0.8 million, $1.6 million and $1.8 million, respectively, and was recorded in general and administrative expense and research and development expense, respectively, on the consolidated statements of operations and comprehensive loss.
Note 11—Commitments and Contingencies
Leases
The Company previously leased certain office and laboratory space under a non-cancelable operating lease which expired in January 2025.
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date. As of December 31, 2024, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes.
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the consolidated balance sheets at the present value of the lease payments at an incremental borrowing rate of 7% for each of the initial leased space and expansion space expiring in January 2025 and 12.4% for the office lease commenced on August 1, 2024 using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of December 31, 2024, the weighted average remaining lease term was 4.7 years, and weighted-average discount rate was 12.4%.
Lease costs were comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$3,706	$3,114	$3,097
Short-term lease cost	48	52	45
Total lease cost	$3,754	$3,166	$3,142
Cash paid for amounts included in the measurement of operating lease liabilities as of December 31, 2024 and 2023 was $3.8 million and $3.3 million, respectively.

Gross future minimum annual rental commitments as of December 31, 2024, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2025	$1,550
2026	1,417
2027	1,406
2028	1,448
2029	1,237
Total undiscounted rent payments	$7,058

Present value discount	(1,699)
Present value of lease payments	$5,359
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	961
Operating lease liabilities - long-term	4,398
Total operating lease liability	$5,359

Note 12 - Significant Agreements and Contracts
On May 3, 2024, the Company, GB002, Inc., a Delaware corporation and wholly-owned subsidiary of the Company and Gossamer Bio 002 Ltd., a corporation organized and existing under the laws of Ireland and indirect wholly-owned subsidiary of the Company, entered into a global collaboration and license agreement (the “Chiesi Collaboration Agreement”) with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc. (collectively, “Chiesi”). The Company concluded that there were four distinct performance obligations under the Chiesi Collaboration Agreement: the U.S. Territory license (as defined below), the ROW Territory license (as defined below), and the research and development services of both PAH and PH-ILD clinical development. Revenue associated with the licenses was recognized upon delivery in May 2024. In addition, the Company granted to Chiesi an option to purchase the Equity Option, as described in Note 8, "Stockholders Equity."
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
The parties agreed to use commercially reasonable efforts to conduct development and commercialization activities in relation to seralutinib and Licensed Products, under the global development plan and US commercialization plan in accordance with the timelines therein. The Company will continue to lead global development of seralutinib in PAH and PH-ILD, and the parties will equally share the costs for the activities included in the global development plan for all Licensed Products, with the exception of the PROSERA Phase 3 study, which the Company will be solely responsible for conducting at the Company’s own cost and expense. With respect to each country in the ROW Territory, such obligation to equally share such development costs shall end when regulatory approval is received for a Licensed Product in such country. With respect to U.S. Territory, the development costs incurred following regulatory approval shall continue to be shared equally. The Company will lead potential commercialization for PAH and PH-ILD in the US, with both parties contributing 50 percent of commercial efforts, including performing 50 percent of the commercialization activities. Chiesi will lead potential commercialization in the US Territory in any additional indications, and Chiesi will have the exclusive right to commercialize Licensed Products in the ROW Territory. Chiesi further agreed to use commercially reasonable efforts to commercialize Licensed Products in certain specified countries in the ROW Territory following receipt of regulatory approvals. Generally, the Company will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products for the U.S. Territory for PAH and PH-ILD,

and, subject to any existing obligations of the Company to third party manufacturers, Chiesi will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products in the ROW Territory, in each case in accordance with the Chiesi Collaboration Agreement.
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
Revenue Recognition
The Company determined the transaction price pursuant to the Chiesi Collaboration Agreement is equal to the one-time development cost reimbursement payment of $160.0 million less the fair market value of the Equity Option of $0.5 million. The price allocated for the Equity Option was determined to be at fair market value utilizing the Geometric Brownian Motion/Monte Carlo model and was considered a reduction in the transaction price. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each distinct performance obligation. In estimating the stand-alone selling price for each distinct performance obligation, the Company developed assumptions that require judgment and included forecasted revenues or costs, expected development timelines, discount rates and probabilities of technical and regulatory success. A description of the distinct performance obligations identified under the Chiesi Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
Licenses of Intellectual Property. The licenses to the Company’s intellectual properties, bundled with the associated know-how, represents two distinct performance obligations. The licenses and associated know-how were transferred to Chiesi in June 2024, therefore the Company recognized the full revenue related to these distinct performance obligations in the amount of $90.7 million during the year ended December 31, 2024 as revenue from sale of licenses on its consolidated statements of operations and comprehensive loss.

Research and Development Services. The progress towards completion of the two distinct performance obligations related to PAH and PH-ILD research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated PAH and PH-ILD research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the US. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, the Company recognized $24.1 million for the PAH and PH-ILD research and development performance obligations and commercialization activities.
Milestone Payments. The Company determined that as of December 31, 2024, it is not probable that a significant revenue reversal will not occur related to the potential milestone payments as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No milestone payments were recognized during the year ended December 31, 2024.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2024.
The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the year ended December 31, 2024 (in thousands):

Balance, December 31, 2023	$—
Payments received in advance	159,536
Revenue from sale of US license	(78,947)
Revenue from sale of ROW license	(11,721)
Revenue from PAH research and development service performance obligations satisfied during reporting period	(9,555)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(1,291)
Effect of exchange rate changes on contract liabilities	(2,103)
Balance, December 31, 2024	$55,919
As of December 31, 2024, the contract liability amount of $55.9 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 4.0 years, which represents the remaining research period under the Chiesi Collaboration Agreement. As of December 31, 2024, the current contract liability balance of $17.1 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $38.9 million is classified as a long-term liability.
As of December 31, 2024, the Company recorded $5.3 million in accounts receivable associated with the Chiesi Collaboration Agreement. The payments are typically due 30 days after quarterly invoices are issued.
The following table presents our contract revenues from Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

Year Ended December 31, 2024
Revenue from Chiesi Collaboration Agreement:
Point in Time:
US License	$78,947
ROW License	11,721
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	9,555
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	1,291
Revenue from PAH research and development costs subject to reimbursement	10,246
Revenue from PH-ILD research and development costs subject to reimbursement	2,380
Revenue from PAH commercial costs subject to reimbursement	538
Revenue from PH-ILD commercial costs subject to reimbursement	116
Effect of exchange rate changes on revenue	(93)
Total revenue from Chiesi Collaboration Agreement	$114,701

Note 13 - Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the CODM in making decisions regarding the allocation of resources and assessing performance. The Company's CODM is its chief executive officer. The Company views its operations and manages its business as one operating segment. The Company's operating segment derives its revenues from its collaboration agreement with Chiesi and is wholly attributable to the United States. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred, which is a component of the Company's consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. The CODM uses research and development expenses and results of clinical trial activities completed to date to evaluate how to allocate the Company's resources to advance seralutinib.
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Total revenue	$114,701	$—	$—
Less:
Seralutinib	129,247	103,158	63,048
Other segment items (1)	45,373	80,601	155,545
Interest income	(1,779)	(1,997)	(1,583)
Interest expense	11,517	13,511	13,880
Other income, net	(14,022)	(15,456)	(1,512)
Income tax expense	893	—	—
Segment net loss	$(56,528)	$(179,817)	$(229,378)
(1) Other segment items include R&D expenses for other terminated programs. These costs include employee expenses, as well as allocations of consolidated overhead and stock compensation. Further, general and administrative expenses are also provided to the CODM regularly, but are included within other segment items as they are not utilized as part of the decision making process as it relates to the allocation of resources.

Subsequent events
The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the audited consolidated financial statements or disclosures.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	8/8/2023	3.1
3.2	Amended and Restated Bylaws.	8-K	11/27/2023	3.1
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Description of Securities Registered under Section 12 of the Exchange Act.	10-K	2/26/2021	4.3
4.3	Indenture, dated as of May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.5).	8-K	5/21/2020	4.3
4.6	Form of Warrant.	8-K	7/20/2023	4.1
10.1#	Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.1
10.2#	Form of stock option grant notice and stock option agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.2
10.3#	Form of restricted stock grant notice and restricted stock agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.3
10.4#	Form of Founder restricted stock grant notice and restricted stock agreement.	S-1	12/21/2018	10.4
10.5#	Gossamer Bio, Inc. 2019 Incentive Award Plan and form of stock option grant notice and stock option agreement thereunder.	S-1/A	1/23/2019	10.5
10.6#	Gossamer Bio, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	1/23/2019	10.6
10.7#	Gossamer Bio, Inc. Non-Employee Director Compensation Program.				X
10.8#	Gossamer Bio, Inc. Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.	10-Q	5/12/2020	10.1
10.9#	Gossamer Bio, Inc. 2023 Employment Inducement Incentive Award Plan and Form of Stock Option Agreement thereunder.	8-K	11/27/2023	10.1
10.10#	Letter Agreement, dated November 16, 2020, by and between Faheem Hasnain and the Registrant.	10-K	2/26/2021	10.11
10.11#	Employment Letter, dated December 4, 2018, by and between Bryan Giraudo and the Registrant.	S-1	12/21/2018	10.10
10.12#	Employment Letter, dated December 4, 2018, by and between Christian Waage and the Registrant.	S-1	12/21/2018	10.11
10.13#	Employment Letter, dated April 16, 2021, by and between Caryn Peterson and the Registrant.	10-Q	8/9/2021	10.1
10.14#	Employment Letter, dated June 21, 2021, by and between Richard Aranda and the Registrant.	10-Q	8/9/2021	10.3
10.15#	Employment Letter, dated November 25, 2023, by and between Robert Smith and the Registrant.	10/K	3/5/2024	10.15
10.16#	Form of Indemnification Agreement.	S-1	12/21/2018	10.14
10.17†	Exclusive License Agreement, dated October 2, 2017, by and between GB002, Inc., the Registrant and Pulmokine, Inc.	S-1	12/21/2018	10.17
10.18	Stock Purchase Agreement, dated July 12, 2022, by and among the Registrant and the Purchasers named therein.	8-K	7/13/2022	10.1
10.19	Securities Purchase Agreement, dated July 19, 2023, by and among the Registrant and the Purchasers named therein.	8-K	7/20/2023	10.1
10.20#	Form of Option Repricing and Cancellation Agreement.	10-Q	8/8/2023	10.1
10.21 †	Collaboration and License Agreement dated May 3, 2024 by and among GB002, Inc., Gossamer Bio 002 Ltd. and Gossamer Bio, Inc. on the one hand and CHIESI Farmaceutici S.p.A and CHIESI USA, Inc. on the other hand.	10-Q	8/12/2024	10.1
19.1	Gossamer Bio, Inc. Insider Trading Compliance Policy and Procedures				X
21.1	List of Subsidiaries of the Registrant.				X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.				X

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	3/5/2024	97
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOSSAMER BIO, INC.

By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
Date	March 13, 2025
SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Faheem Hasnain	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 13, 2025
Faheem Hasnain

/s/ Bryan Giraudo	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 13, 2025
Bryan Giraudo

/s/ Russell Cox	Director	March 13, 2025
Russell Cox

/s/ Thomas Daniel, M.D.	Director	March 13, 2025
Thomas Daniel, M.D.

/s/ Sky Drynan	Director	March 13, 2025
Sky Drynan

/s/ Sandra Milligan, M.D., J.D.	Director	March 13, 2025
Sandra Milligan, M.D., J.D.

/s/ Steven Nathan, M.D.	Director	March 13, 2025
Steven Nathan, M.D.

/s/ John Quisel, J.D., Ph.D.	Director	March 13, 2025
John Quisel, J.D., Ph.D.