Form 10-Q
period 2025-03-31
Gossamer Bio, Inc.
filed 2025-05-15
CIK 1728117

-

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of May 12, 2025, the registrant had 227,302,140 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$29,021	$46,074
Marketable securities	228,913	248,444
Receivable from contracts with collaborators	6,583	5,338
Prepaid expenses and other current assets	10,958	10,032
Total current assets	275,475	309,888
Property and equipment, net	29	10
Operating lease right-of-use assets	4,775	5,111
Other assets	310	283
Total assets	$280,589	$315,292
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,389	$2,319
Accrued research and development expenses	14,756	10,455
Current contract liabilities	17,854	17,050
Accrued expenses and other current liabilities	12,224	15,186
Total current liabilities	48,223	45,010
Long-term convertible senior notes	197,764	197,523
Operating lease liabilities - long-term	4,170	4,398
Long-term contract liabilities	36,682	38,869
Total liabilities	286,839	285,800
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 227,221,262 shares issued and outstanding as of March 31, 2025, and 226,604,138 shares issued and outstanding as of December 31, 2024	23	23
Additional paid-in capital	1,299,757	1,296,848
Accumulated deficit	(1,305,206)	(1,268,568)
Accumulated other comprehensive income (loss)	(824)	1,189
Total stockholders' equity (deficit)	(6,250)	29,492
Total liabilities and stockholders' equity	$280,589	$315,292
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2025	2024
Revenue:
Revenue from contracts with collaborators	$9,889	$—
Total revenue	9,889	—
Operating expenses:
Research and development	38,041	32,392
General and administrative	8,658	9,567
Total operating expenses	46,699	41,959
Loss from operations	(36,810)	(41,959)
Other income (expense)
Interest income	294	344
Interest expense	(2,746)	(3,129)
Other income, net	2,624	2,816
Total other income, net	172	31
Net loss	$(36,638)	$(41,928)
Other comprehensive loss:
Foreign currency translation	(1,903)	(119)
Unrealized loss on marketable securities	(110)	(159)
Other comprehensive loss	(2,013)	(278)
Comprehensive loss	$(38,651)	$(42,206)
Net loss per share, basic and diluted	$(0.16)	$(0.19)
Weighted average common shares outstanding, basic and diluted	226,818,051	225,735,236
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2024	226,604,138	$23	$1,296,848	$(1,268,568)	$1,189	$29,492
Exercise of stock options	112,617	—	132	—	—	132
Stock-based compensation	—	—	2,405	—	—	2,405
Issuance of common stock pursuant to Employee Stock Purchase Plan	504,507	—	372	—	—	372
Net loss	—	—	—	(36,638)	—	(36,638)
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Balance as of March 31, 2025	227,221,262	$23	$1,299,757	$(1,305,206)	$(824)	$(6,250)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
Stock-based compensation	—	—	5,811	—	—	5,811
Issuance of common stock pursuant to Employee Stock Purchase Plan	390,246	—	348	—	—	348
Issuance of common stock for restricted stock units vested	419,092	—	—	—	—	—
Net loss	—	—	—	(41,928)	—	(41,928)
Other comprehensive income	—	—	—	—	(278)	(278)
Balance as of March 31, 2024	226,218,653	$23	$1,281,295	$(1,253,968)	$(628)	$26,722
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(36,638)	$(41,928)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6	259
Stock-based compensation expense	2,405	5,811
Amortization of operating lease right-of-use assets	336	727
Amortization of long-term debt discount and issuance costs	241	293
Amortization of premium on marketable securities, net of accretion of discounts	(2,667)	(3,047)
Loss on disposal of property and equipment	—	316
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	(1,245)	—
Prepaid expenses and other current assets	(926)	(781)
Other assets	(27)	5
Operating lease liabilities	(336)	(801)
Accounts payable	(937)	(2,924)
Accrued expenses and other current liabilities	490	(9,273)
Accrued research and development expenses	4,301	1,150
Accrued compensation and benefits	(5,844)	(4,578)
Contract liabilities	(1,383)	—
Accrued interest expense	2,500	2,469
Net cash used in operating activities	(39,724)	(52,302)
Cash flows from investing activities
Purchase of marketable securities	(101,012)	(86,127)
Maturities of marketable securities	123,100	147,800
Purchase of property and equipment	(26)	—
Net cash provided by investing activities	22,062	61,673
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	372	348
Proceeds from the exercise of stock options	132	—
Principal repayments of long-term debt	—	(2,903)
Net cash provided by (used in) financing activities	504	(2,555)
Effect of exchange rate changes on cash and cash equivalents	105	(62)
Net increase (decrease) in cash and cash equivalents	(17,053)	6,754
Cash and cash equivalents, at the beginning of the period	46,074	32,109
Cash and cash equivalents, at the end of the period	$29,021	$38,863

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$367

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain on marketable securities, net	$(110)	$(159)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 - Description of Business
Gossamer Bio, Inc. (including its subsidiaries, referred to as "we," "us," "our,", or the “Company”) is a late-stage, clinical biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of pulmonary hypertension ("PH") including pulmonary arterial hypertension ("PAH") and PH associated with interstitial lung disease ("PH-ILD"). The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.
The unaudited condensed consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of March 31, 2025, the Company had an accumulated deficit of $1,305.2 million.
From the Company’s inception through March 31, 2025, the Company has funded its operations primarily through equity financings, convertible senior notes and the Chiesi Collaboration Agreement (as defined in Note 10 below).
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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2024, has been derived from the audited consolidated financial statements at that date.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expenses, stand-alone selling price of performance obligations and estimated collaboration expenses associated with the Company’s Chiesi Collaboration Agreement. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2025, Chiesi was the Company's principal customer, accounting for 100% of its revenue. Consequently, Chiesi represented 100% of the Company's accounts receivable balance as of March 31, 2025, and December 31, 2024.
The Company is exposed to concentration of credit risk through its financial instruments, primarily cash and cash equivalents. The Company’s cash and cash equivalents are maintained in financial institutions that management considers to be of high credit quality. Amounts on deposit with these financial institutions have and will continue to exceed federally-insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Recent Accounting Pronouncements - Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for the Company's annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.
In November 2024, the FASB issued ASU No. 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
Net Loss Per Share
The Company follows the guidance in FASB ASC 260, Earnings per Share, which establishes standards regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared.
Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company uses the if-converted method for assumed conversion of the 2027 Notes (as defined in Note 5 below) to compute the weighted average shares of common stock outstanding for diluted net loss per share. Diluted net loss per share excludes the potential impact of the Company’s common stock options, warrants for the purchase of common stock, unvested shares of restricted stock and the potential shares issuable upon conversion of the 2027 Notes because their effect would be anti-dilutive due to the Company’s net loss. Since the Company had a net loss in each of the periods presented, basic and diluted net loss per common share are the same because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2025	2024
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	47,739,962	18,358,583
Shares issuable upon exercise of Chiesi Equity Option	22,494,904	—
Shares issuable upon exercise of warrants	32,467,360	32,467,360
Non-vested shares under restricted stock grants	—	431,531
Total potentially dilutive securities	115,024,126	63,579,374
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accrued compensation and benefits	$6,151	$11,995
Operating lease liabilities	853	961
Accrued consulting fees	889	841
Accrued interest	3,333	833
Accrued legal fees	149	65
Accrued accounting fees	278	180
Accrued other	571	311
Total accrued expenses and other current liabilities	$12,224	$15,186

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2025
Money market funds	$25,340	$25,340	$—	$—
U.S. Treasury and agency securities	37,824	37,824	—	—
Commercial paper	165,357	—	165,357	—
Corporate debt securities	25,732	—	25,732	—
As of December 31, 2024
Money market funds	$25,264	$25,264	$—	$—
U.S. Treasury and agency securities	56,900	56,900	—	—
Commercial paper	188,653	—	188,653	—
Corporate debt securities	19,963	—	19,963	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was $0.1 million and $0.2 million interest receivable as of March 31, 2025 and December 31, 2024, respectively. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed balance sheets.
As of March 31, 2025 and December 31, 2024, the fair value of the Company’s 2027 Notes was $113.5 million and $110.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of March 31, 2025 and December 31, 2024 are as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of March 31, 2025
U.S. Treasury and agency securities	$37,823	$2	$(1)	$37,824
Corporate debt securities	25,735	2	(5)	25,732
Commercial paper	165,311	58	(12)	165,357
Total marketable securities	$228,869	$62	$(18)	$228,913
Number of securities with unrealized losses			14

As of December 31, 2024
U.S. Treasury and agency securities	$56,875	$25	$—	$56,900
Corporate debt securities	19,950	13	—	19,963
Commercial paper	188,537	142	(26)	188,653
Total marketable securities	$265,362	$180	$(26)	$265,516
Number of securities with unrealized losses			5
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2025 and December 31, 2024, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of March 31, 2025, were as follows (in thousands):

Estimated Fair Value
Less than one year	$228,913
Greater than one year	—
Total	$228,913
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. On May 3, 2024, the Credit Facility was terminated and the Company recorded a $7.7 million payment of the outstanding debt balance in full and discharged, which released the Company from the obligations under the Credit Facility, and Lenders’ security interests in the Company’s assets and property were released. Unamortized debt discount and issuance costs were written off and recorded in interest expense on the condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, the Company has no further obligations under the Credit Facility.

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
The Company did not have the right to redeem the 2027 Notes prior to June 6, 2024. As of March 31, 2025, the Company has not redeemed the 2027 Notes. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of March 31, 2025, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of March 31, 2025, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2025	December 31, 2024
Principal amount	$200,000	$200,000
Unamortized debt discount	(2,095)	(2,321)
Unamortized debt issuance cost	(141)	(156)
Net carrying amount	$197,764	$197,523

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended March 31,
	2025	2024
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	226	214
Amortization of debt issuance cost	15	14
Total interest expense related to the 2027 Notes	$2,741	$2,728
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly-owned subsidiary of XOMA Royalty Corporation. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the Food and Drug Administration ("FDA") approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million, which was accrued in 2023, in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its condensed consolidated statements of operations and comprehensive loss. As of March 31, 2025, no other milestones had been accrued as the underlying contingencies had not yet been met.

Note 7 - Stockholders’ Equity
Common Stock
Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Company's board of directors.
Chiesi Equity Option
On May 3, 2024, pursuant to the Chiesi Collaboration Agreement the Company granted to Chiesi (as defined in Note 10 below) an option to purchase directly from the Company, on one or more occasions, up to an aggregate number of shares of the Company’s common stock (the "Equity Option") such that immediately following such issuance, Chiesi’s beneficial ownership of the Company’s common stock shall not exceed 9.9% of the total number of issued and outstanding shares of the Company’s common stock. The Equity Option shall be exercisable by Chiesi, in whole or in part, at any time prior to the earliest to occur of the date on which (a) the last patient is last dosed in either (i) the PROSERA Phase 3 study for PAH or (ii) a Phase 3 clinical trial for the PH-ILD Indication, (b) any third party commences a tender offer or exchange offer for more than 50% of the outstanding shares of the Company’s common stock, and (c) the Company publicly announces its intent to consummate a GB002, Inc. change of control. The purchase price of each share the Company’s common stock subject to the Equity Option shall be equal to 107.5% of the daily volume-weighted average per share price of the Company’s common stock on The Nasdaq Stock Market over the 30-trading day period ending on and including the last trading day prior to the date on which Chiesi delivers an exercise notice to the Company; provided that such purchase price shall be no less than $1.63 per share. The shares of the Company’s common stock to be issued will be issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering, pursuant to the terms of a stock issuance agreement to be entered into between the Company and Chiesi in connection with each such exercise of the Equity Option. The Company evaluated the Equity Option granted to Chiesi as consideration payable to a customer and determined it qualified under ASC 718. Due to the market condition included in the Equity Option, the Company used the Geometric Brownian Motion/Monte Carlo model to determine fair market value. The value of the Equity Option is $0.5 million, which is included in additional paid-in capital on the Company's condensed consolidated balance sheets.
Note 8 - Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of March 31, 2025, an aggregate of 3,075,529 shares of common stock were available for issuance under the 2023 Inducement Plan. As of March 31, 2025 and December 31, 2024, 3,686,750 and 2,609,500 shares of common stock, respectively, were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of March 31, 2025, an aggregate of 1,279,412 shares of common stock were available for issuance under the 2019 Plan. As of March 31, 2025 and December 31, 2024, 42,005,109 and 29,747,623 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2025, 504,507 shares were issued pursuant to the ESPP. As of March 31, 2025, an aggregate of 6,307,346 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of March 31, 2025 and December 31, 2024, 2,048,103 and 2,059,214 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of March 31, 2025, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following table summarizes stock option activity during the three months ended March 31, 2025:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2024	34,416,337	$1.95	7.5	$598
Options granted	13,964,549	$1.13
Options exercised	(112,617)	$1.17
Options forfeited/cancelled	(528,307)	$1.47
Outstanding as of March 31, 2025	47,739,962	$1.71	8.1	$3,101
Options vested and expected to vest as of March 31, 2025	47,739,962	$1.71	8.1	$3,101
Options exercisable as of March 31, 2025	17,749,379	$2.78	6.5	$817
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2025 and the exercise price of the stock options. There was no significant aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025. No stock options were exercised during the three months ended March 31, 2024.
The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2025 and 2024 was $0.90 and $0.81, respectively.
The aggregate fair value of stock options that vested during the three months ended March 31, 2025 and 2024 was $4.4 million and $4.7 million, respectively.
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
As of March 31, 2025, there were 32,467,360 warrants outstanding.
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2025	2024
Research and development	$1,138	$2,928
General and administrative	1,267	2,883
Total stock-based compensation expense	$2,405	$5,811
As of March 31, 2025, the total unrecognized compensation expense related to the unvested stock option awards granted was $24.2 million, which the Company expects to recognize over a weighted-average period of approximately 3.0 years.
As of March 31, 2025, the total unrecognized compensation expense related to the ESPP was $0.9 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.
Note 9 - Commitments and Contingencies
Leases
The Company previously leased certain office and laboratory space under a non-cancelable operating lease, which expired in January 2025.
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date. As of March 31, 2025, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes.
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

As of March 31, 2025, the weighted average remaining lease term was 4.5 years and weighted average discount rate was 12.4%.
Lease costs were comprised of the following (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$492	$778
Short-term lease cost	6	14
Total lease cost	$498	$792
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.9 million, respectively.
Gross future minimum annual rental commitments as of March 31, 2025, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2025 (remaining 9 months)	$1,058
2026	1,417
2027	1,406
2028	1,448
2029	1,237
Total undiscounted rent payments	$6,566

Present value discount	(1,543)
Present value of lease payments	$5,023
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	853
Operating lease liabilities - long-term	4,170
Total operating lease liability	$5,023

Note 10 - Significant Agreements and Contracts
On May 3, 2024, the Company, GB002, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Gossamer Bio 002 Ltd., a corporation organized and existing under the laws of Ireland and indirect wholly-owned subsidiary of the Company, entered into a global collaboration and license agreement (the “Chiesi Collaboration Agreement”) with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc. (collectively, “Chiesi”). The Company concluded that there were four distinct performance obligations under the Chiesi Collaboration Agreement: the U.S. Territory license (as defined below), the ROW Territory license (as defined below), the research and development services of both PAH and the research and development services of PH-ILD clinical development. Revenue associated with the licenses was recognized upon delivery in May 2024. In addition, the Company granted to Chiesi an option to purchase the Equity Option, as described in Note 7. "Stockholders Equity."
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
The parties agreed to use commercially reasonable efforts to conduct development and commercialization activities in relation to seralutinib and Licensed Products, under the global development plan and U.S. commercialization plan in accordance with the timelines therein. The Company will continue to lead global development of seralutinib in PAH and PH-ILD, and the parties will equally share the costs for the activities included in the global development plan for all Licensed Products, with the exception of the PROSERA Phase 3 study, which the Company will be solely responsible for conducting at the Company’s own cost and expense. With respect to each country in the ROW Territory, such obligation to equally share such development costs shall end when regulatory approval is received for a Licensed Product in such country. With respect to U.S. Territory, the development costs incurred following regulatory approval shall continue to be shared equally. The Company will lead potential commercialization for PAH and PH-ILD in the U.S. Territory, with both parties contributing 50 percent of commercial efforts, including performing 50 percent of the commercialization activities. Chiesi will lead potential commercialization in the U.S. Territory in any additional indications, and Chiesi will have the exclusive right to commercialize Licensed Products in the ROW Territory. Chiesi further agreed to use commercially reasonable efforts to commercialize Licensed Products in certain specified countries in the ROW Territory following receipt of regulatory approvals. Generally, the Company will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products for the U.S. Territory for PAH and PH-ILD, and, subject to any existing obligations of the Company to third party manufacturers, Chiesi will have the right to lead in manufacturing commercial supply of seralutinib and Licensed Products in the ROW Territory, in each case in accordance with the Chiesi Collaboration Agreement.
Pursuant to the Chiesi Collaboration Agreement, neither party nor its affiliates is permitted to develop or commercialize any compound or product throughout the term whose primary mechanism of action is inhibition of a tyrosine kinase for the treatment of PAH or PH-ILD in the U.S. Territory or ROW Territory, subject to certain restrictions for the European Union and United Kingdom.
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
Unless earlier terminated, the Chiesi Collaboration Agreement will remain in force until no Licensed Products are being developed or commercialized in the U.S. Territory and in the ROW Territory, on a country-by-country basis, until no royalty terms are in effect for all countries. Either party may terminate the Chiesi Collaboration Agreement for the other party’s material breach, subject to a specified notice and cure periods, or due to an insolvency event of the other party. In lieu of termination upon a party’s material breach due to non-payment of development costs within a specified time the non-breaching party may elect an alternative remedy which may involve modifications to their performance and payment obligations. The Company has the right to terminate by providing written notice in the event Chiesi or its affiliates or sublicensee brings a patent challenge and Chiesi does not take certain steps to withdraw from or cease supporting such challenge. Chiesi may terminate the Chiesi Collaboration Agreement without cause upon prior written notice to the Company, subject to a notice period in which all rights to Licensed Products will revert back to the Company.
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
Licenses of Intellectual Property. The licenses to the Company’s intellectual property, bundled with the associated know-how, represents two distinct performance obligations. The licenses and associated know-how were transferred to Chiesi in June 2024, therefore the Company recognized the full revenue related to these distinct performance obligations in the amount of $90.7 million during the year ended December 31, 2024 as revenue from sale of licenses on its consolidated statements of operations and comprehensive loss.
Research and Development Services. The progress towards completion of two distinct performance obligations related to PAH and PH-ILD research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated PAH and PH-ILD research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the US. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2025, the Company recognized $9.9 million for the PAH and PH-ILD research and development performance obligations and commercialization activities.
Milestone Payments. The Company determined that as of March 31, 2025, it is not probable that a significant revenue reversal will not occur related to the potential milestone payments as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No milestone payments were recognized during the three months ended March 31, 2025.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2025.
The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the three months ended March 31, 2025 (in thousands):

Balance, December 31, 2024	$55,919
Revenue from PAH research and development service performance obligations satisfied during reporting period	(2,789)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(547)
Effect of exchange rate changes on contract liabilities	1,953
Balance, March 31, 2025	$54,536
As of March 31, 2025, the contract liability amount of $54.5 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 3.8 years, which represents the remaining research period under the Chiesi Collaboration Agreement. As of

March 31, 2025, the current contract liability balance of $17.9 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $36.7 million is classified as a long-term liability.
As of March 31, 2025, the Company recorded $6.6 million in accounts receivable associated with the Chiesi Collaboration Agreement. The payments are typically due 30 days after quarterly invoices are issued.
The following table presents the Company's contract revenues from the Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

Three Months ended March 31, 2025
Revenue from Chiesi Collaboration Agreement:
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	$2,789
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	547
Revenue from PAH research and development costs subject to reimbursement	4,412
Revenue from PH-ILD research and development costs subject to reimbursement	1,431
Revenue from PAH commercial costs subject to reimbursement	677
Revenue from PH-ILD commercial costs subject to reimbursement	64
Effect of exchange rate changes on revenue	(31)
Total revenue from Chiesi Collaboration Agreement	$9,889

Note 11 - Segment Reporting
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the CODM in making decisions regarding the allocation of resources and assessing performance. The Company's CODM is its chief executive officer. The Company views its operations and manages its business as one operating segment. The Company's operating segment derives its revenues from the Chiesi Collaboration Agreement and is wholly attributable to the United States. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred, which is a component of the Company's consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. The CODM uses research and development expenses and results of clinical trial activities completed to date to evaluate how to allocate the Company's resources to advance seralutinib.
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended March 31,
	2025	2024
Total revenue	$9,889	$—
Less:
Seralutinib	36,282	29,743
Other segment items (1)	10,417	12,216
Interest income	(294)	(344)
Interest expense	2,746	3,129
Other income, net	(2,624)	(2,816)
Segment net loss	$(36,638)	$(41,928)
(1) Other segment items include general and administrative expenses, which are provided to the CODM regularly, but are included within other segment items as they are not utilized as part of the decision making process as it relates to the allocation of resources. Further, R&D expenses for other terminated programs are also provided to the CODM. These costs include employee expenses, as well as allocations of consolidated overhead and stock compensation.

Note 12 - Subsequent Events
The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the condensed consolidated financial statements or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 13, 2025.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, including performance under the Chiesi Collaboration Agreement and the potential future issuance of our common stock to Chiesi pursuant to the Equity Option, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, the timing and likelihood of regulatory filings and approvals for seralutinib, timing and likelihood of success, plans and objectives of management for future operations, the potential of U.S. trade policy, including tariffs, and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report, Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 13, 2025, and Part II, Item 1A, “Risk Factors” of our subsequently filed quarterly reports. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a late-stage, clinical biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH, including PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In May 2024, we entered into the Chiesi Collaboration Agreement focused on the development and commercialization of seralutinib. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In the fourth quarter of 2023, we initiated the registrational Phase 3 PROSERA Study in PAH. We expect to report topline data from the PROSERA study in February 2026. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD. We expect to activate the first clinical sites for the global registrational Phase 3 SERANATA Study for the treatment of PH-ILD in the fourth quarter of 2025. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings and the collaboration agreement. As of March 31, 2025, we had $257.9 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2025 and 2024, our net loss was $36.6 million and $41.9 million, respectively. As of March 31, 2025, we had an accumulated deficit of $1,305.2 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
On May 3, 2024, we announced a strategic global partnership with Chiesi. Under the terms of the Chiesi Collaboration Agreement, we granted Chiesi exclusive licenses for the worldwide development, manufacture and commercialization of seralutinib and Licensed Products and an Equity Option to purchase our common stock. The total potential transaction value includes the one-time $160.0 million development cost reimbursement payment for licenses, research and development funding, and certain regulatory and commercial milestones. We and Chiesi share equally in the costs of ongoing global seralutinib clinical development and the costs of commercialization in the U.S. Territory, with the exception of the PROSERA Phase 3 study, for which we bear all costs. We are also eligible for double-digit royalties in the mid-to-high teens percentage on tiers of annual net sales outside of the U.S. Territory and to an equal share of profits and losses from the commercialization of seralutinib and licensed products in the U.S. Territory.
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
To date, we have generated all of our revenue from Chiesi Collaboration Agreement. Our revenue consists of a one-time development cost reimbursement payment for licenses and ongoing cost-sharing payments for performance of research and development services classified as revenue from contracts with collaborators.
In the future, we may generate revenue from a combination of license fees and other upfront payments, other funded research and development agreements, milestone payments, product sales, other third-party funding, U.S. profit/loss share and royalties in connection with strategic alliances. We expect that any revenue we generate will fluctuate from quarter-to-quarter as a result of the timing of performance of research and development services, the timing of our achievement of regulatory and commercialization milestones, the timing and amount of payments relating to such milestones and the extent to which any of our products are approved and successfully commercialized. If we are unable to fund our development costs or we are unable to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenues and our results of operations and financial position would be adversely affected.
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
•external research and development expenses incurred under agreements with contract research organizations ("CROs") investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;
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

•the costs incurred as a result of health epidemics and pandemics and clinical site staff shortages, including clinical trial delays;
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
Other income, net
Other income, net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) investment accretion, (3) interest expense related to our Credit Facility prior to its termination and the 2027 Notes, (4) research and development tax credit and (5) other miscellaneous income (expense).
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2025, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Results of Operations – Comparison of the Three Months Ended March 31, 2025 and 2024
The following table sets forth our selected statements of operations data for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,		2025 vs 2024
	2025	2024	Change
	(in thousands)
Revenue:
Revenue from contracts with collaborators	9,889	—	9,889
Total revenue	9,889	—	9,889
Operating expenses:
Research and development	38,041	32,392	5,649
General and administrative	8,658	9,567	(909)
Total operating expenses	46,699	41,959	4,740
Loss from operations	(36,810)	(41,959)	5,149
Other income (expense)
Interest income	294	344	(50)
Interest expense	(2,746)	(3,129)	383
Other income, net	2,624	2,816	(192)
Total other income, net	172	31	141
Net Loss	$(36,638)	$(41,928)	$5,290
Revenue
For the three months ended March 31, 2025, our revenue was $9.9 million. Our revenue is generated from our ongoing collaboration with Chiesi and consists of a one-time development cost reimbursement payment for the licenses and ongoing cost-sharing payments for performance of research and development and pre-commercial services.
Research and development expenses
Research and development expenses were $38.0 million for the three months ended March 31, 2025, compared to $32.4 million for the three months ended March 31, 2024, for an increase of $5.6 million, which was primarily attributable to an increase of $6.5 million of costs associated with preclinical studies and clinical trials for seralutinib, offset by a decrease of $0.9 million of costs associated with preclinical studies and clinical trials for terminated programs.
The following table shows our research and development expenses by program for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
	(in thousands)
Seralutinib	$36,282	$29,743
Terminated programs	1,759	2,649
Total research and development	$38,041	$32,392
General and administrative expenses
General and administrative expenses were $8.7 million for the three months ended March 31, 2025, compared to $9.6 million for the three months ended March 31, 2024, for a decrease of $0.9 million, which was primarily attributable to a $1.6 million decrease in stock-based compensation expense, offset by an increase of $0.4 million in compensation expense and an increase of $0.1 million in professional services expense.

Other income, net
Other income, net was $0.2 million for the three months ended March 31, 2025, compared to an insignificant amount of other income, net for the three months ended March 31, 2024, for an increase of $0.1 million, which was primarily attributable to a $0.4 million decrease in interest expense, offset by a $0.4 million in investment accretion.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2025, we had an accumulated deficit of $1,305.2 million.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of March 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under the 2027 Notes and existing operating leases.
From our inception through March 31, 2025, our operations have been financed primarily by proceeds of $1,393.2 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from the 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the Chiesi Collaboration Agreement. In addition, we have received $13.2 million as of March 31, 2025 through reimbursement related to the Chiesi Collaboration Agreement. As of March 31, 2025 we had cash, cash equivalents and marketable securities of $257.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 3, 2024, we entered into the Chiesi Collaboration Agreement. In consideration and as reimbursement for our development costs, Chiesi paid us an up-front, nonrefundable payment of $160.0 million. In addition, we and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. Territory. For the three months ended on March 31, 2025, we received cost-sharing payments from Chiesi in the amount of $5.3 million.
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
The following table shows a summary of our cash flows for each of the three months ended March 31, 2025 and 2024, respectively:

	Three months ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(39,724)	$(52,302)
Net cash provided by investing activities	22,062	61,673
Net cash provided by (used in) financing activities	504	(2,555)
Effect of exchange rate changes on cash and cash equivalents	105	(62)
Net increase (decrease) in cash and cash equivalents	$(17,053)	$6,754
Operating activities
During the three months ended March 31, 2025, operating activities used approximately $39.7 million of cash, primarily resulting from the net loss of $36.6 million and changes in accrued compensation and benefits of $5.8 million, reduced by changes in stock-based compensation expense of $2.4 million.
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
Investing activities
During the three months ended March 31, 2025, investing activities provided approximately $22.1 million of cash, primarily resulting from the maturities of marketable securities of $123.1 million, offset by the purchases of marketable securities of $101.0 million.
During the three months ended March 31, 2024, investing activities provided approximately $61.7 million of cash, primarily resulting from the maturities of marketable securities of $147.8, offset by the purchases of marketable securities of $86.1 million.
Financing activities
During the three months ended March 31, 2025, financing activities provided $0.5 million of cash, primarily resulting from the proceeds from issuance of common stock pursuant to the ESPP of $0.4 million and the proceeds from the exercise of stock options of $0.1 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025, except as set forth below.
Changes to United States tariff and import/export regulations may have a negative effect on us.
The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed agencies to reassess key aspects of U.S. trade policy, and there has been ongoing debate and uncertainty surrounding potential changes to trade agreements, tariff structures, and foreign investment regulations. Shifts in trade policy—whether through legislation, executive action, or international negotiation—could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the U.S. and its key partners. Any of these factors could depress economic activity and the development and commercialization of our product candidates, which could result in a material adverse effect on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	8/8/2023	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
4.6	Form of Warrant	8-K	7/20/2023	4.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	May 15, 2025	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2025	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)