Form 10-Q
period 2025-09-30
Gossamer Bio, Inc.
filed 2025-11-05
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of October 31, 2025, the registrant had 231,456,247 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$8,933	$46,074
Marketable securities	171,291	248,444
Receivable from contracts with collaborators	9,243	5,338
Prepaid expenses and other current assets	14,522	10,032
Total current assets	203,989	309,888
Property and equipment, net	70	10
Operating lease right-of-use assets	4,354	5,111
Other assets	407	283
Total assets	$208,820	$315,292
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,116	$2,319
Accrued research and development expenses	17,736	10,455
Current contract liabilities	23,974	17,050
Accrued expenses and other current liabilities	19,291	15,186
Total current liabilities	62,117	45,010
Long-term convertible senior notes	198,257	197,523
Operating lease liabilities - long-term	3,700	4,398
Long-term contract liabilities	27,079	38,869
Total liabilities	291,153	285,800
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 231,306,125 shares issued and outstanding as of September 30, 2025, and 226,604,138 shares issued and outstanding as of December 31, 2024	24	23
Additional paid-in capital	1,314,450	1,296,848
Accumulated deficit	(1,391,700)	(1,268,568)
Accumulated other comprehensive income (loss)	(5,107)	1,189
Total stockholders' equity (deficit)	(82,333)	29,492
Total liabilities and stockholders' equity	$208,820	$315,292
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Revenue from sale of licenses	$—	$—	$—	$88,751
Revenue from contracts with collaborators	13,294	9,480	$34,672	$16,571
Total revenue	13,294	9,480	34,672	105,322
Operating expenses:
Research and development	45,542	34,897	125,158	102,375
In process research and development	7,476	—	7,476	—
General and administrative	9,390	8,502	26,727	26,738
Total operating expenses	62,408	43,399	159,361	129,113
Loss from operations	(49,114)	(33,919)	(124,689)	(23,791)
Other income (expense)
Interest income	687	430	1,523	2,523
Interest expense	(2,748)	(2,734)	(8,238)	(8,779)
Other income, net	2,954	4,288	8,272	9,851
Total other income, net	893	1,984	1,557	3,595
Loss before provision (benefit) for income taxes	(48,221)	(31,935)	(123,132)	(20,196)
Provision (benefit) for income taxes	—	(1,132)	—	3,303
Net loss	$(48,221)	$(30,803)	$(123,132)	$(23,499)
Other comprehensive income (loss):
Foreign currency translation	(130)	(2,260)	(6,228)	(2,244)
Unrealized gain (loss) on marketable securities	111	547	(68)	363
Other comprehensive loss	(19)	(1,713)	(6,296)	(1,881)
Comprehensive loss	$(48,240)	$(32,516)	$(129,428)	$(25,380)
Net loss per share, basic and diluted	$(0.21)	$(0.14)	$(0.54)	$(0.10)
Weighted average common shares outstanding, basic and diluted	227,981,475	226,346,058	227,362,592	226,101,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2024	226,604,138	$23	$1,296,848	$(1,268,568)	$1,189	$29,492
Exercise of stock options	112,617	—	132	—	—	132
Stock-based compensation	—	—	2,405	—	—	2,405
Issuance of common stock pursuant to Employee Stock Purchase Plan	504,507	—	372	—	—	372
Net loss	—	—	—	(36,638)	—	(36,638)
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Balance as of March 31, 2025	227,221,262	$23	$1,299,757	$(1,305,206)	$(824)	$(6,250)
Exercise of stock options	101,266	—	94	—	—	94
Stock-based compensation	—	—	2,586	—	—	2,586
Net loss	—	—	—	(38,273)	—	(38,273)
Other comprehensive loss	—	—	—	—	(4,264)	(4,264)
Balance as of June 30, 2025	227,322,528	$23	$1,302,437	$(1,343,479)	$(5,088)	$(46,107)
Investment in merger option through issuance of stock	2,500,000	1	7,475	—	—	7,476
Exercise of stock options	438,351	—	465	—	—	465
Exercise of warrants	459,870	—	938	—	—	938
Stock-based compensation	—	—	2,666	—	—	2,666
Issuance of common stock pursuant to Employee Stock Purchase Plan	585,376	—	469	—	—	469
Net loss	—	—	—	(48,221)	—	(48,221)
Other comprehensive loss	—	—	—	—	(19)	(19)
Balance as of September 30, 2025	231,306,125	$24	$1,314,450	$(1,391,700)	$(5,107)	$(82,333)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
Stock-based compensation	—	—	5,811	—	—	5,811
Issuance of common stock pursuant to Employee Stock Purchase Plan	390,246	—	348	—	—	348
Issuance of common stock for restricted stock units vested	419,092	—	—	—	—	—
Net loss	—	—	—	(41,928)	—	(41,928)
Other comprehensive loss	—	—	—	—	(278)	(278)
Balance as of March 31, 2024	226,218,653	$23	$1,281,295	$(1,253,968)	$(628)	$26,722
Stock-based compensation	—	—	5,001	—	—	5,001
Issuance of common stock for restricted stock units vested	8,606	—	—	—	—	—
Grant of equity option pursuant to Chiesi Collaboration Agreement	—	—	464	—	—	464
Net income	—	—	—	49,232	—	49,232
Other comprehensive income	—	—	—	—	110	110
Balance as of June 30, 2024	226,227,259	$23	$1,286,760	$(1,204,736)	$(518)	$81,529
Stock-based compensation	—	—	4,842	—	—	4,842
Issuance of common stock pursuant to Employee Stock Purchase Plan	376,879	—	281	—	—	281
Net loss	—	—	—	(30,803)	—	(30,803)
Other comprehensive loss	—	—	—	—	(1,713)	(1,713)
Balance as of September 30, 2024	226,604,138	$23	$1,291,883	$(1,235,539)	$(2,231)	$54,136
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(123,132)	$(23,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	18	725
Stock-based compensation expense	7,657	15,654
In process research and development expenses	7,476	—
Amortization of operating lease right-of-use assets	757	2,351
Amortization of long-term debt discount and issuance costs	734	848
Amortization of premium on marketable securities, net of accretion of discounts	(6,196)	(9,698)
Loss on disposal of property and equipment	—	621
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	(3,905)	(6,588)
Prepaid expenses and other current assets	(4,490)	(552)
Other assets	(124)	335
Operating lease liabilities	(739)	(2,351)
Accounts payable	(7,569)	(4,736)
Accrued expenses and other current liabilities	1,671	(9,778)
Accrued research and development expenses	7,281	2,499
Accrued compensation and benefits	(25)	(290)
Contract liabilities	(4,866)	64,107
Accrued interest expense	2,500	2,365
Net cash provided by (used in) operating activities	(122,952)	32,013
Cash flows from investing activities
Purchase of marketable securities	(206,119)	(411,093)
Maturities of marketable securities	289,400	386,900
Purchase of property and equipment	(79)	—
Net cash provided by (used in) investing activities	83,202	(24,193)
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	841	629
Proceeds from the exercise of stock options	691	—
Proceeds from the exercise of warrants	938	—
Proceeds from grant of equity option pursuant to Chiesi Collaboration Agreement	—	464
Principal repayments of long-term debt	—	(12,581)
Net cash provided by (used in) financing activities	2,470	(11,488)
Effect of exchange rate changes on cash and cash equivalents	139	23
Net decrease in cash and cash equivalents	(37,141)	(3,645)
Cash and cash equivalents, at the beginning of the period	46,074	32,109
Cash and cash equivalents, at the end of the period	$8,933	$28,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,000	$5,561

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for lease liability	$—	$5,246
Change in unrealized gain (loss) on marketable securities, net	$(68)	$363
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
Liquidity and Capital Resources
The Company has incurred significant operating losses since its inception. As of September 30, 2025, the Company had an accumulated deficit of $1,391.7 million.
From the Company’s inception through September 30, 2025, the Company has funded its operations primarily through equity financings, convertible senior notes and the Chiesi Collaboration Agreement (as defined in Note 10 below).
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
Major Customer and Concentration of Credit Risk
During the nine months ended September 30, 2025, Chiesi was the Company's principal customer, accounting for 100% of its revenue. Consequently, Chiesi represented 100% of the Company's accounts receivable balance as of September 30, 2025, and December 31, 2024.
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
Net Loss Per Share
The Company follows the guidance in FASB ASC 260, Earnings per Share, which establishes standards regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of a company. The guidance requires earnings to be hypothetically allocated between the common, preferred, and other participating stockholders based on their respective rights to receive non-forfeitable dividends, whether or not declared.
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

The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three and nine months ended September 30,
	2025	2024
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	48,073,053	35,095,400
Shares issuable upon exercise of Chiesi Equity Option	22,899,306	22,433,809
Shares issuable upon exercise of warrants	32,007,490	32,467,360
Non-vested shares under performance stock units	2,660,087	—
Total potentially dilutive securities	117,961,836	102,318,469
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Accrued compensation and benefits	$11,970	$11,995
Operating lease liabilities, short-term	919	961
Accrued consulting fees	1,513	841
Accrued interest	3,333	833
Accrued legal fees	496	65
Accrued accounting fees	419	180
Accrued other	641	311
Total accrued expenses and other current liabilities	$19,291	$15,186

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2025
Money market funds	$3,923	$3,923	$—	$—
U.S. Treasury and agency securities	22,728	22,728	—	—
Commercial paper	107,601	—	107,601	—
Corporate debt securities	40,962	—	40,962	—
As of December 31, 2024
Money market funds	$25,264	$25,264	$—	$—
U.S. Treasury and agency securities	56,900	56,900	—	—
Commercial paper	188,653	—	188,653	—
Corporate debt securities	19,963	—	19,963	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was $0.4 million and $0.2 million interest receivable as of September 30, 2025 and December 31, 2024, respectively. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed balance sheets.
As of September 30, 2025 and December 31, 2024, the fair value of the Company’s 2027 Notes was $142.5 million and $110.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 5, "Indebtedness," for more information.
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of September 30, 2025 and December 31, 2024 are as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of September 30, 2025
U.S. Treasury and agency securities	$22,724	$4	$—	$22,728
Corporate debt securities	40,937	26	(1)	40,962
Commercial paper	107,544	58	(1)	107,601
Total marketable securities	$171,205	$88	$(2)	$171,291
Number of securities with unrealized losses			4

As of December 31, 2024
U.S. Treasury and agency securities	$56,875	$25	$—	$56,900
Corporate debt securities	19,950	13	—	19,963
Commercial paper	188,537	142	(26)	188,653
Total marketable securities	$265,362	$180	$(26)	$265,516
Number of securities with unrealized losses			5
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2025 and December 31, 2024, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of September 30, 2025, were as follows (in thousands):

Estimated Fair Value
Less than one year	$171,291
Greater than one year	—
Total	$171,291
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5 - Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches (each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. On May 3, 2024, the Credit Facility was terminated and the Company recorded a $7.7 million payment of the outstanding debt balance in full and discharged, which released the Company from the obligations under the Credit Facility, and Lenders’ security interests in the Company’s assets and property were released. Unamortized debt discount and issuance costs were written off and recorded in interest expense on the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025, the Company has no further obligations under the Credit Facility.

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
The Company did not have the right to redeem the 2027 Notes prior to June 6, 2024. As of September 30, 2025, the Company has not redeemed the 2027 Notes. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of September 30, 2025, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of September 30, 2025, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes.

The net carrying amount of the 2027 Notes was as follows (in thousands):

	September 30, 2025	December 31, 2024
Principal amount	$200,000	$200,000
Unamortized debt discount	(1,633)	(2,321)
Unamortized debt issuance cost	(110)	(156)
Net carrying amount	$198,257	$197,523

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$2,500	$2,500	$7,500	$7,500
Amortization of debt discount	232	219	687	650
Amortization of debt issuance cost	16	15	46	44
Total interest expense related to the 2027 Notes	$2,748	$2,734	$8,233	$8,194
Note 6 - Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development, or IPR&D, expenses in the Company’s condensed consolidated statements of operations and comprehensive loss.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly-owned subsidiary of XOMA Royalty Corporation. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the Food and Drug Administration ("FDA") approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million, which was accrued in 2023, in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its condensed consolidated statements of operations and comprehensive loss. As of September 30, 2025, no other milestones had been accrued as the underlying contingencies had not yet been met.

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
Note 8 - Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of September 30, 2025, an aggregate of 2,435,654 shares of common stock were available for issuance under the 2023 Inducement Plan. As of September 30, 2025 and December 31, 2024, 4,251,417 and 2,609,500 shares of common stock, respectively, were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. The Company’s board of directors and stockholders approved an amendment and restatement to the 2019 Plan in 2025 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2019 Plan by 11,350,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2026 and ending with January 1, 2035, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2025, an aggregate of 9,736,492 shares of common stock were available for issuance under the 2019 Plan. As of September 30, 2025 and December 31, 2024, 44,526,252 and 29,747,623 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the nine months ended September 30, 2025, 1,089,883 shares were issued pursuant to the ESPP. As of September 30, 2025, an aggregate of 5,721,970 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2025 and December 31, 2024, 1,955,471 and 2,059,214 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of September 30, 2025, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2024	34,416,337	$1.95	7.5	$598
Options granted	15,314,424	$1.16
Options exercised	(652,234)	$1.06
Options forfeited/cancelled	(1,005,474)	$1.99
Outstanding as of September 30, 2025	48,073,053	$1.71	7.7	$65,061
Options vested and expected to vest as of September 30, 2025	48,073,053	$1.71	7.7	$65,061
Options exercisable as of September 30, 2025	20,577,124	$2.52	6.4	$23,061

The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2025 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised was $0.6 million during the nine months ended September 30, 2025. No stock options were exercised during the nine months ended September 30, 2024.
The weighted-average grant date fair value per share for the stock option grants during the nine months ended September 30, 2025 and 2024 was $0.93 and $0.78, respectively.
The aggregate fair value of stock options that vested during the nine months ended September 30, 2025 and 2024 was $7.8 million and $12.0 million, respectively.
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
During the nine months ended September 30, 2025, 459,870 warrants were exercised. As of September 30, 2025, there were 32,007,490 warrants outstanding.
Performance Stock Units
The fair value of the performance stock units ("PSUs") is determined based on the closing market price of the Company's common stock on the grant date. Compensation expense for PSUs is recognized if and when the Company concludes that it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment.
All PSUs vest in full upon the earlier of (i) the approval of an NDA for seralutinib or (ii) a Change in Control (as defined in the 2019 Plan), in either case on or prior to the fourth anniversary of the grant date, and subject to the participant not experiencing a termination of service prior to the applicable vesting date. In the event the PSUs have not vested on or prior to the fourth anniversary of the grant date due to the failure of either of the above events to occur, the PSUs will be forfeited on such date. As of September 30, 2025, the Company determined that the achievement of the performance condition of the PSUs is not probable, and therefore no compensation expense was recorded during the three and nine months ended September 30, 2025.
The summary of the Company’s performance stock units activity during the nine months ended September 30, 2025 is as follows:

	Number of Performance Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	—	$—
Granted	2,666,337	1.25
Forfeited	(6,250)	1.25
Nonvested at September 30, 2025	2,660,087	$1.25
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Research and development	$1,318	$2,329	$3,784	$7,752
General and administrative	1,348	2,513	3,873	7,902
Total stock-based compensation expense	$2,666	$4,842	$7,657	$15,654
As of September 30, 2025, the total unrecognized compensation expense related to the unvested stock option awards granted was $20.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
As of September 30, 2025, the total unrecognized stock-based compensation expense related to the unvested performance stock units granted was $3.3 million, which the Company expects to recognize over a weighted-average period of approximately 1.6 years.
As of September 30, 2025, the total unrecognized compensation expense related to the ESPP was $0.8 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.
Note 9 - Commitments and Contingencies
Leases
The Company previously leased certain office and laboratory space under a non-cancelable operating lease, which expired in January 2025.
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date. As of September 30, 2025, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes.
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
As of September 30, 2025, the weighted average remaining lease term was 4.1 years and weighted average discount rate was 12.4%.
Lease costs were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$358	$1,012	$1,209	$2,569
Short-term lease cost	3	9	14	30
Total lease cost	$361	$1,021	$1,223	$2,599
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2025 and 2024 was $0.4 million and $0.7 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2025 and 2024 was $1.5 million and $2.7 million, respectively.

Gross future minimum annual rental commitments as of September 30, 2025, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2025 (remaining 3 months)	$359
2026	1,417
2027	1,406
2028	1,448
2029	1,237
Total undiscounted rent payments	$5,867

Present value discount	(1,248)
Present value of lease payments	$4,619
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	919
Operating lease liabilities - long-term	3,700
Total operating lease liability	$4,619

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
Research and Development Services. The progress towards completion of two distinct performance obligations related to PAH and PH-ILD research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated PAH and PH-ILD research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the US. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2025 and 2024, the Company recognized $13.3 million and $9.5 million, respectively, for the PAH and PH-ILD research and development performance obligations and commercialization activities. For the nine months ended September 30, 2025 and 2024, the Company recognized $34.7 million and $16.6 million, respectively, for the PAH and PH-ILD research and development performance obligations and commercialization activities.
Milestone Payments. The Company determined that as of September 30, 2025, it is not probable that a significant revenue reversal will not occur related to the potential milestone payments as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No milestone payments were recognized during the three and nine months ended September 30, 2025 and 2024.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2025 and 2024.
The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the nine months ended September 30, 2025 and 2024 (in thousands):

	2025	2024
Balance, December 31, 2024	$55,919	$—
Payments received in advance	—	159,536
Revenue from sale of US license	—	(76,686)
Revenue from sale of ROW license	—	(12,050)
Revenue from PAH research and development service performance obligations satisfied during reporting period	(9,047)	(8,132)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(2,285)	(217)
Effect of exchange rate changes on contract liabilities	6,466	1,656
Balance, September 30, 2025	$51,053	$64,107
As of September 30, 2025, the contract liability amount of $51.1 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 3.3 years, which represents the remaining research period under the Chiesi Collaboration Agreement. As of September 30, 2025, the current contract liability balance of $24.0 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $27.1 million is classified as a long-term liability.

As of September 30, 2025, the Company recorded $9.2 million in accounts receivable associated with the Chiesi Collaboration Agreement. The payments are typically due 30 days after quarterly invoices are issued.
The following table presents the Company's contract revenues from the Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue from Chiesi Collaboration Agreement:
Point in Time:
US License	$—	$—	$—	$76,686
ROW License	—	—	—	12,050
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	2,903	$4,735	9,048	$8,133
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	1,152	157	2,285	217
Revenue from PAH research and development costs subject to reimbursement	4,270	3,516	11,868	6,812
Revenue from PH-ILD research and development costs subject to reimbursement	3,882	1,086	8,104	1,419
Revenue from PAH commercial costs subject to reimbursement	922	—	2,970	—
Revenue from PH-ILD commercial costs subject to reimbursement	167	—	462	—
Effect of exchange rate changes on revenue	(2)	(14)	(65)	5
Total revenue from Chiesi Collaboration Agreement	$13,294	$9,480	$34,672	$105,322

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
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Total revenue	$13,294	$9,480	$34,672	$105,322
Less:
Seralutinib	45,542	32,750	125,158	95,093
Other segment items (1)	16,866	10,649	34,203	34,020
Interest income	(687)	(430)	(1,523)	(2,523)
Interest expense	2,748	2,734	8,238	8,779
Other income, net	(2,954)	(4,288)	(8,272)	(9,851)
Segment net loss	$(48,221)	$(30,803)	$(123,132)	$(23,499)
(1) Other segment items include general and administrative expenses, which are provided to the CODM regularly, but are included within other segment items as they are not utilized as part of the decision making process as it relates to the allocation of resources. Further, R&D expenses for other terminated programs are also provided to the CODM. These costs include employee expenses, as well as allocations of consolidated overhead and stock compensation. Other segment items also include IPR&D expense related to the acquisition of the merger option.

Note 12 - Income Taxes
We calculate the interim income tax provision in accordance with Accounting Standards Codification Topic 270, Interim Reporting, ("ASC 270"), and Topic 740, Accounting for Income Taxes, ("ASC 740"). At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. The income from the Chiesi Collaboration Agreement was a discrete item and was not included in our 2024 annual effective tax rate based on the determination that it is significant, unusual and infrequent in nature as defined in ASC 270 and ASC 740. Our annual effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2025 due to a full valuation and 5.2% and 4.0% for the three and nine months ended September 30, 2024, respectively. We have also recorded income tax expense discretely for the three months ended June 30, 2024, related to the treatment of the Chiesi income and a partial release of the valuation allowance, resulting in total tax benefit for the three months ended September 30, 2024 of $1.1 million and total tax expense for the nine months ended September 30, 2024 of $3.3 million. Tax benefit was recorded in the quarter ended December 31, 2024 related to the forecasted net operating losses and tax credits.

Note 13 - Investments in Variable Interest Entities

The Company reviews its investments in other entities to determine whether the Company is the primary beneficiary of a variable interest entity ("VIE"). The Company would be the primary beneficiary of the VIE and would be required to consolidate the VIE, if it has the power to direct the significant activities of the entity and the obligation to absorb losses or receive benefits from the entity that may be significant to the VIE.
On September 24, 2025, the Company entered into an option agreement with Prana Bio, Inc. (“Prana”) to acquire Prana and its wholly-owned subsidiary, Respira Therapeutics, Inc. The Company identified Prana as a VIE but does not consolidate Prana as the Company lacks the power to direct the activities that significantly impact the economic success of Prana. Pursuant to the agreement, the Company issued 2,500,000 shares of its common stock as consideration for the option grant and agreed to issue up to an additional 1,500,000 shares of common stock following the exercise of the option. Concurrent with the option agreement, the Company entered into a research funding agreement with Prana whereas the Company agreed to provide up to a total of $7.8 million to Respira to carry out chemistry, manufacturing, and controls (“CMC”) activities related to Respira’s RT234 drug program.
The Merger Option was valued at $7.5 million based on the value of the 2,500,000 shares of common stock issued using the Company's share price as of September 24, 2025, which was $2.99 per share of common stock. The option value was recognized as IPR&D expense in the Company's condensed consolidated statements of operations and comprehensive loss.

The Company does not consolidate Respira as the Company lacks the power to direct the activities that significantly impact the economic success of Respira. The Company's maximum loss exposure to Prana, prior to the exercise of the option to acquire, is limited to the Merger Option and cost reimbursements for certain research and development activities, which will be recognized as research and development expenses in the Company's condensed consolidated statements of operations and comprehensive loss as incurred.

Note 14 - Subsequent Events
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
Overview
We are a late-stage, clinical biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH, including PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In May 2024, we entered into the Chiesi Collaboration Agreement focused on the development and commercialization of seralutinib. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In the fourth quarter of 2023, we initiated the registrational Phase 3 PROSERA Study in PAH. In June 2025, we announced the completion of enrollment for the ongoing, global registrational Phase 3 PROSERA Study evaluating seralutinib in Functional Class II and III PAH patients. We expect to report topline data from the PROSERA study in February 2026. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD. In October 2025, we activated the first clinical site for the global registrational Phase 3 SERANATA Study for the treatment of PH-ILD. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings and the collaboration agreement. As of September 30, 2025, we had $180.2 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended September 30, 2025 and 2024, our net loss was $48.2 million and $30.8 million, respectively. For the nine months ended September 30, 2025 and 2024, our net loss was $123.1 million and $23.5 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1,391.7 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
In process research and development
IPR&D expenses include IPR&D acquired as part of an asset acquisition or in-license for which there is no alternative future use, are expensed as incurred.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the nine months ended September 30, 2025, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 13, 2025.
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table sets forth our selected statements of operations data for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,		2025 vs 2024
	2025	2024	Change
	(in thousands)
Revenue:
Revenue from contracts with collaborators	$13,294	$9,480	$3,814
Total revenue	13,294	9,480	3,814
Operating expenses:
Research and development	45,542	34,897	10,645
In process research and development	7,476	—	7,476
General and administrative	9,390	8,502	888
Total operating expenses	62,408	43,399	19,009
Loss from operations	(49,114)	(33,919)	(15,195)
Other income (expense)
Interest income	687	430	257
Interest expense	(2,748)	(2,734)	(14)
Other income, net	2,954	4,288	(1,334)
Total other income, net	893	1,984	(1,091)
Loss before benefit for income taxes	(48,221)	(31,935)	(16,286)
Benefit for income taxes	—	(1,132)	1,132
Net loss	$(48,221)	$(30,803)	$(17,418)
The following table sets forth our selected statements of operations data for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,		2025 vs 2024
	2025	2024	Change
	(in thousands)
Revenue:
Revenue from sale of licenses	$—	$88,751	$(88,751)
Revenue from contracts with collaborators	34,672	16,571	18,101
Total revenue	34,672	105,322	(70,650)
Operating expenses:
Research and development	125,158	102,375	22,783
In process research and development	7,476	—	7,476
General and administrative	26,727	26,738	(11)
Total operating expenses	159,361	129,113	30,248
Loss from operations	(124,689)	(23,791)	(100,898)
Other income (expense)
Interest income	1,523	2,523	(1,000)
Interest expense	(8,238)	(8,779)	541
Other income, net	8,272	9,851	(1,579)
Total other income, net	1,557	3,595	(2,038)
Loss before provision for income taxes	(123,132)	(20,196)	(102,936)
Provision for income taxes	—	3,303	(3,303)
Net loss	$(123,132)	$(23,499)	$(99,633)

Revenue
For the three months ended September 30, 2025 and 2024, our revenue was $13.3 million and $9.5 million, respectively. For the nine months ended September 30, 2025 and 2024, our revenue was $34.7 million and $105.3 million, respectively. Our revenue is generated from our ongoing collaboration with Chiesi and consists of a one-time development cost reimbursement payment for the licenses and ongoing cost-sharing payments for performance of research and development and pre-commercial services.
Research and development expenses
Research and development expenses were $45.5 million for the three months ended September 30, 2025, compared to $34.9 million for the three months ended September 30, 2024, for an increase of $10.6 million, which was primarily attributable to an increase of $12.8 million of costs associated with preclinical studies and clinical trials for seralutinib, offset by a decrease of $2.1 million of costs associated with preclinical studies and clinical trials for terminated programs.
Research and development expenses were $125.2 million for the nine months ended September 30, 2025, compared to $102.4 million for the nine months ended September 30, 2024, for an increase of $22.8 million, which was primarily attributable to an increase of $30.1 million of costs associated with preclinical studies and clinical trials for seralutinib, offset by a decrease of $7.3 million of costs associated with preclinical studies and clinical trials for terminated programs.
The following table shows our research and development expenses by program for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Seralutinib	$45,542	$32,750	$125,158	$95,093
Terminated programs	—	2,147	—	7,282
Total research and development	$45,542	$34,897	$125,158	$102,375
In process research and development
IPR&D expenses for the three and nine months ended September 30, 2025 were $7.5 million, which were attributable to the acquisition of the Prana merger option through issuance of common stock in September, 2025. There were no IPR&D expenses for the three and nine months ended September 30, 2024.
General and administrative expenses
General and administrative expenses were $9.4 million for the three months ended September 30, 2025, compared to $8.5 million for the three months ended September 30, 2024, for an increase of $0.9 million, which was primarily attributable to a $1.2 million increase in commercial expenses, $0.5 million increase in legal expenses and $0.3 million increase in personnel expenses, offset by a $1.2 million decrease in stock-based compensation expense.
There was no change in general and administrative expenses for the nine months ended September 30, 2025 and 2024. General and administrative expenses in both periods were $26.7 million.
Other income, net
Other income, net was $0.9 million for the three months ended September 30, 2025, compared to $2.0 million for the three months ended September 30, 2024, for a decrease of $1.1 million, which was primarily attributable to a $2.5 million decrease in investment accretion, offset by a $1.4 million increase in other income related to the refund of the employee retention credit under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and a $0.3 million increase in interest income.
Other income, net was $1.6 million for the nine months ended September 30, 2025, compared to $3.6 million for the nine months ended September 30, 2024, for a decrease of $2.0 million, which was primarily attributable to a $4.1 million decrease in investment accretion, $1.0 million decrease in interest income, offset by a $0.5 million decrease in interest expense and $2.2 million increase in other income related to the refund of the employee retention credit under the CARES Act of $1.4 million and R&D tax credit of $1.1 million.

Provision (benefit) for income taxes
There was no provision (benefit) for income taxes for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the (benefit) provision for income taxes was $1.1 million and $3.3 million, respectively. The tax benefit recognized in the three months ended September 30, 2024 is primarily attributable to a reduction of expense in the period based on our forecasted spend used in calculating our quarterly tax provision. The tax expense recognized in the nine months ended September 30, 2024 is primarily attributable to the treatment of the Chiesi income and a partial release of the valuation allowance.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2025, we had an accumulated deficit of $1,391.7 million.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of September 30, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under the 2027 Notes and existing operating leases.
From our inception through September 30, 2025, our operations have been financed primarily by proceeds of $1,394.2 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from the 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the Chiesi Collaboration Agreement. In addition, we have received $27.3 million as of September 30, 2025 through reimbursement related to the Chiesi Collaboration Agreement. As of September 30, 2025 we had cash, cash equivalents and marketable securities of $180.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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

On May 3, 2024, we entered into the Chiesi Collaboration Agreement. In consideration and as reimbursement for our development costs, Chiesi paid us an up-front, nonrefundable payment of $160.0 million. In addition, we and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. Territory. For the nine months ended on September 30, 2025, we received cost-sharing payments from Chiesi in the amount of $19.5 million.
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
The following table shows a summary of our cash flows for each of the nine months ended September 30, 2025 and 2024, respectively:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$(122,952)	$32,013
Net cash provided by (used in) investing activities	83,202	(24,193)
Net cash provided by (used in) financing activities	2,470	(11,488)
Effect of exchange rate changes on cash and cash equivalents	139	23
Net decrease in cash and cash equivalents	$(37,141)	$(3,645)
Operating activities
During the nine months ended September 30, 2025, operating activities used approximately $123.0 million of cash, primarily resulting from a net loss of $123.1 million, changes in accounts payable of $7.6 million and changes in amortization of premium on investments of $6.2 million, reduced by changes in stock-based compensation expense of $7.7 million and changes in in process research and development expense of $7.5 million.
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
Investing activities
During the nine months ended September 30, 2025, investing activities provided approximately $83.2 million of cash, primarily resulting from the maturities of marketable securities of $289.4 million, offset by the purchases of marketable securities of $206.1 million.
During the nine months ended September 30, 2024, investing activities used approximately $24.2 million of cash, primarily resulting from the purchases of marketable securities of $411.1 million, offset by the maturities of marketable securities of $386.9 million.
Financing activities
During the nine months ended September 30, 2025, financing activities provided $2.5 million of cash, primarily resulting from the proceeds from the exercise of warrants of $0.9 million, the proceeds from issuance of common stock pursuant to the ESPP of $0.8 million and the proceeds from the exercise of stock options of $0.7 million.
During the nine months ended September 30, 2024, financing activities used $11.5 million of cash, primarily resulting from the principal repayments of long-term debt of $12.6 million, reduced by the proceeds from issuance of common stock pursuant to the ESPP of $0.6 million and the proceeds from the grant of an equity option pursuant to the Chiesi Collaboration Agreement of $0.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2025, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 13, 2025 and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 5, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	8/8/2023	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Amended and Restated Investors’ Rights Agreement, dated July 20, 2018, by and among the Registrant and certain of its stockholders.	S-1	12/21/2018	4.2
4.3	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
4.6	Form of Warrant	8-K	7/20/2023	4.1
10.1#	Gossamer Bio, Inc. Performance Stock Unit Agreement under the 2019 Equity Incentive Plan				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	November 5, 2025	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)