Form 10-K
period 2025-12-31
Gossamer Bio, Inc.
filed 2026-03-17
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 28, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $270.8 million, based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market of $1.23 per share.
As of March 10, 2026, the registrant had 234,696,281 shares of common stock ($0.0001 par value) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after end of this fiscal year covered by this Form 10-K are incorporated by reference into Part III of this Form 10-K.

PART I
FORWARD-LOOKING STATEMENTS AND MARKET DATA
This annual report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this annual report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and potential preclinical studies and potential clinical trials for seralutinib, our and Chiesi’s performance under our collaboration agreement, the timing and likelihood of regulatory filings and approvals for seralutinib, timing and likelihood of success, plans and objectives of management for future operations and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. This annual report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions and estimates of our future performance and the future performance of the markets in which we operate are necessarily subject to a high degree of uncertainty and risk.
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
This Annual Report also contains industry, market and competitive position data from our own internal estimates and research, as well as from independent market research, industry and general publications and surveys, governmental agencies and publicly available information. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires. In addition, while we believe the industry, market and competitive position data included in this report is reliable and based on reasonable assumptions, such data involve risks and uncertainties and are subject to change based on various factors, including those discussed in Part I, Item 1A, “Risk Factors.” These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties or by us.
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
Our Strategy
Our near-term strategy is to focus our resources on advancing seralutinib for the treatment of PAH and to pursue regulatory alignment and potential approval as efficiently as possible. Based on the totality of data from the Phase 3 PROSERA Study and the Phase 2 TORREY Study, including general consistency across endpoints and within higher risk subgroups, we believe seralutinib demonstrates a risk benefit profile that supports continued regulatory dialogue. Following our February 2026 announcement of topline results from PROSERA, we are prioritizing (i) completing in-depth analyses of the PROSERA dataset, (ii) engaging with the U.S. Food and Drug Administration, or FDA, to obtain feedback regarding potential regulatory paths forward, and (iii) evaluating our strategic options and resource allocation as a company, in addition to strengthening our capital structure. The key elements of our near-term strategy include:
•Obtain FDA feedback and seek to define a regulatory path forward in PAH. We are completing analyses of the PROSERA dataset and plan to engage with the FDA, including through requesting a Type C meeting, to understand their perspective on the totality of the PROSERA and TORREY datasets and potential regulatory paths forward.
•Advance preparations toward a potential NDA submission. We are advancing NDA‑readiness activities and plan to engage with the FDA to clarify the appropriate regulatory path forward. Our decision to submit an NDA, and the timing of any submission, will be informed by ongoing analyses of the PROSERA dataset, the totality of clinical data to date, and FDA feedback.
•Advance toward potential approval while maintaining disciplined resource allocation. If an NDA is submitted and accepted for substantive review, the timing of any FDA action would depend on the applicable review timeline and other factors. While timing remains subject to FDA feedback and other variables, we currently anticipate a potential approval action date by year end 2027.

•Continue ongoing open-label extension studies: The open-label extension studies remain active, and continued follow‑up is intended to further characterize longer‑term exposure and potential durability of effect.
•Pause SERANATA enrollment while evaluating implications of PROSERA and next steps. While we have paused SERANATA enrollment to support disciplined resource allocation and to evaluate the implications of PROSERA as we engage with regulators, we continue to believe seralutinib may have meaningful potential in fibrotic lung disease, including PH‑ILD, informed in part by the connective tissue disease-associated PAH, or CTD‑APAH, findings in PROSERA.
•Enhance our capital structure through proactive engagement with stakeholders. This includes evaluating a range of potential alternatives related to our outstanding convertible notes to support our strategic priorities. We may also seek to raise additional capital through equity offerings, debt financings or other capital sources to support our strategic priorities.
•Advance RT234 under our option agreement with Respira in a capital‑efficient manner. We intend to continue advancing RT234 pursuant to our option agreement with Respira Therapeutics, which is structured to support limited foundational manufacturing and device readiness activities while preserving our focus and operational resources for seralutinib. We believe RT234 represents a complementary, on‑demand therapeutic opportunity in PAH and PH‑ILD and could be ready to re‑enter clinical development as early as 2027.
Seralutinib (Inhaled PDGFR, CSF1R and c-KIT Inhibitor)
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
In February 2026, we announced topline results from the 48-week Phase 3 PROSERA Trial in 390 PAH patients. Seralutinib demonstrated a placebo-adjusted improvement in the primary endpoint, six-minute walk distance (6MWD) at Week 24, of 13.3 meters (p = 0.0320), missing the prespecified alpha threshold of 0.025. At Week 24, in this well treated patient population, patients receiving seralutinib had a median change of 28.2 meters from baseline, while patients receiving placebo had a median change from baseline of 13.5 meters. Consistent with the completed Phase 2 TORREY Study, seralutinib delivered a compelling signal in the prespecified intermediate‑ and high‑risk subgroup (n = 234), as defined by the REVEAL 2 Lite Risk Score ≥ 6 at screening, with a 20.0m placebo‑adjusted improvement in 6MWD (nominal p = 0.0207). Three of four key secondary endpoints also demonstrated a nominal p-value below 0.0125 in this subpopulation, underscoring seralutinib’s activity in patients with higher risk. Additional analyses are ongoing.
Additionally, we believe seralutinib may have meaningful potential in fibrotic lung disease, including PH‑ILD. In PROSERA, the subgroup of patients with CTD-APAH (n = 87) demonstrated a placebo‑adjusted improvement in 6MWD at Week 24 of 37.0 meters (nominal p = 0.0104). We believe the biology of connective tissue disease‑associated PAH may be relevant to broader fibrotic lung disease populations, including PH-ILD. CTD APAH has historically been associated with poorer outcomes and less clinical response to PAH therapies compared with idiopathic PAH, and patients may experience higher rates of treatment related adverse events that can limit therapy options. We activated clinical sites and began screening patients for the SERANATA Phase 3 study in PH‑ILD, but following our February 2026 announcement of topline results from PROSERA, we paused enrollment in SERANATA to allow for further evaluation of the PROSERA dataset, including regional variability, and to support disciplined resource allocation as we engage with regulators regarding potential paths forward.
In December 2022, we announced positive topline results from the 24-week Phase 2 TORREY trial in 86 PAH patients. In this well-treated patient population, the seralutinib arm demonstrated a statistically significant, placebo-adjusted improvement of 14.3% in its primary efficacy endpoint, pulmonary vascular resistance, or PVR. In the pre-specified elevated-risk subgroup (REVEAL 2.0 Risk Score ≥ 6), seralutinib showed notable improvements at Week 24 compared to placebo, including a 21.9-meter increase in 6-minute walk distance (6MWD; nominal p = 0.2482), a 23% reduction in pulmonary vascular resistance (PVR; nominal p = 0.0134), and a 732 ng/L decrease in NT-proBNP levels (nominal p = 0.0002).
We are completing analyses of the PROSERA dataset and plan to engage with the FDA, including through requesting a Type C meeting, to understand their perspective on the PROSERA and TORREY datasets and potential regulatory paths forward. Across the Phase 2 TORREY and Phase 3 PROSERA studies, we believe that the totality of evidence supports that seralutinib has been generally well tolerated in PAH in heavily treated populations.
In May 2024, we entered into a collaboration agreement with Chiesi. Under the collaboration agreement, we will jointly develop seralutinib with Chiesi. We will lead global development of seralutinib in PAH and PH-ILD and will lead potential commercialization for PAH and PH-ILD in the United States, with both parties contributing 50% of commercial efforts, including performing 50% of the commercialization activities. Chiesi will lead global development in any additional indications and will lead potential commercialization in the United States in any additional indications. Chiesi will also have the exclusive right to commercialize seralutinib outside of the United States. We in-licensed seralutinib from Pulmokine, Inc. The FDA, the European Commission, or EC, and the Pharmaceuticals and Medical Devices Agency, or PMDA, of Japan have granted seralutinib orphan drug designation for the treatment of patients with PAH. Chiesi is currently evaluating the totality of the PROSERA dataset.
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

Overview of PAH Market
PAH most commonly affects women between the ages of 30 and 60. The true incidence and prevalence of PAH are unknown. The estimated PAH patient population in the US is about 50,000 patients, and the estimated patient population in the European Union, or EU, is over 70,000 patients. The number of diagnosed PAH patients continues to increase, and we believe this increase is likely due to enhanced awareness and diagnosis of the disease. Worldwide branded drug sales for therapies used in PAH and PH ILD represent a multi-billion dollar global market.
Treatment Paradigm in PAH
Currently approved PAH therapies consist of three classes of vasodilators and one activin ligand trap therapy. The three classes of vasodilatory therapy are phosphodiesterase type 5, or PDE5, inhibitors (and guanylate cyclase stimulators), ERAs, and prostanoids (and prostacyclin receptor agonists). PDE5 inhibitors are often used in combination with ERAs as an early treatment strategy. In patients who fail to respond to combination therapy of an ERA and a PDE5 inhibitor, it is common practice to add a prostanoid. Prostanoids are also commonly used to treat patients with evidence of right heart failure. The recent introduction of an activin ligand trap therapy (sotatercept) to the market has provided patients with an additional treatment option. While some existing treatments have led to significant improvements in time to clinical worsening and other composite endpoints in PAH patients, there are no cures. The effects of approved PAH therapies, while capable of improving blood flow through the lungs, may eventually be overtaken by the worsening cellular proliferation and arterial remodeling underlying the condition, given the progressive nature of the disease. We believe an agent with the ability to safely reverse pathological remodeling could provide utility across functional classes and risk categories.
Overview of PH-ILD (WHO Group 3 Pulmonary Hypertension)
We believe that seralutinib has potential as a therapeutic treatment for PH-ILD, a subtype of WHO Group 3 Pulmonary Hypertension. PH-ILD is a collection of progressive and often fatal forms of PH that affect the small airways of the lungs. PH-ILD includes PH related to idiopathic pulmonary fibrosis and PH related connective tissue disease-associated interstitial lung disease, amongst other diseases. These diseases are characterized by pulmonary vascular pathology associated with PH, in addition to thickening and scarring of the lung interstitium from interstitial lung disease. While the prevalence of PH-ILD is unknown, we believe PH-ILD is at least as prevalent as PAH. Patients living with PH-ILD generally have a poor disease prognosis and have an increased mortality rate, as compared to PAH patients. We believe seralutinib may have potential in fibrotic lung disease, including PH‑ILD. In PROSERA, the subgroup of patients with CTD‑APAH demonstrated a placebo‑adjusted improvement in 6MWD at Week 24 of 37.0 meters (nominal p=0.0104). We believe the biology of connective tissue disease‑associated disease may be relevant to broader fibrotic lung disease populations, including PH‑ILD. There is only one FDA-approved treatment for PH-ILD, and there are no approved therapies in the EU.
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

Summary of Preclinical Program
Seralutinib inhibits both PDGFR α and β, and it inhibited and reversed cell overgrowth in lung blood vessels in a PAH rat model, which replicates many features of human PAH, including the abnormal cell proliferation that can block the small vessels of the lung. Seralutinib substantially reduced the occlusive lesions in the small lung blood vessels in this model. Additionally, seralutinib demonstrated a statistically significant reduction in right ventricular systolic pressure as compared to placebo.    In a separate rat model of PAH, the SU5416 hypoxia model, seralutinib demonstrated a statistically significant reduction in circulating plasma NT-proBNP as compared to placebo, while the difference between imatinib and placebo was not significant for this PAH biomarker. Seralutinib also restored rat lung BMPR2 expression to healthy levels, which was a statistically significant improvement as compared to placebo and imatinib. Irregularities in BMPR2 expression have been linked to PAH.
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
In the TORREY open‑label extension (OLE), participants who continued on seralutinib demonstrated continued improvement in PVR through later follow‑up, with median PVR decreasing from 620 dyne·s/cm⁵ at baseline to 505 at Week 24 and 475 at Week 72. These OLE findings are descriptive and provide additional longer‑term context beyond the 24‑week blinded period.
Summary of Completed Phase 3 PAH Clinical Trial (PROSERA Study)
PROSERA was a randomized, double‑blind, placebo‑controlled, global Phase 3 study in patients with WHO Functional Class II and III PAH on background therapy, randomized 1:1 to seralutinib or placebo and treated for up to 48 weeks. The primary endpoint was change from baseline in 6MWD at Week 24 in the intent‑to‑treat population, with key secondary endpoints including time to clinical worsening, clinical improvement, change in NT‑proBNP, and reduction in REVEAL Lite 2 risk score.
In February 2026, we announced topline results from PROSERA. At Week 24, seralutinib demonstrated a placebo adjusted improvement in 6MWD of 13.3 meters versus placebo (p = 0.0320), which did not meet the prespecified statistical alpha threshold of 0.025. At Week 24, patients receiving seralutinib had a median change in 6MWD from baseline of 28.2 meters, compared with 13.5 meters for patients receiving placebo.
A key secondary endpoint, change in NT‑proBNP at Week 24, demonstrated an estimated location shift of ‑120.4 ng/L compared with placebo (nominal p = 0.0002) in the overall population, with separation between the arms favoring seralutinib observed starting at Week 4 (-96.0 ng/L; nominal p = 0.0002). Key secondary endpoints time-to-clinical worsening (TTCW), clinical improvement and proportion of patients with a one point or greater reduction in REVEAL Lite 2 Risk Score all favored seralutinib as compared to placebo in the overall population.
In a prespecified subgroup analysis of patients with REVEAL Lite 2 score ≥6 at screening, corresponding to intermediate- and high-risk patients, seralutinib demonstrated a potentially clinically meaningful response profile across the primary and key secondary endpoints. All key secondary endpoints favored seralutinib, with placebo‑adjusted effects including NT‑proBNP at Week 24 (location shift = -265.8 ng/L; nominal p = 0.0002), ≥1‑point improvement in REVEAL Lite 2 risk score at Week 24 (odds ratio = 2.033; nominal p = 0.0083), clinical improvement at Week 24 (odds ratio = 3.318; nominal p = 0.0101), and TTCW through Week 48 (hazard ratio = 0.744; nominal p = 0.4360).
Notably, in patients with CTD‑APAH, seralutinib demonstrated an improvement in six‑minute walk distance, achieving a placebo‑adjusted gain of 37.0 meters at Week 24 (n = 87; nominal p = 0.0104), indicating a potentially strong clinically meaningful treatment effect in this clinically challenging subgroup.
We continue to interrogate our computed tomography (CT) functional respiratory imaging (FRI) exploratory substudy data. Given the exploratory nature of the technology, we are taking the appropriate steps to understand the totality of the data and the utility of the technology.

Overall, seralutinib was generally well tolerated in the PROSERA Study. TEAEs were reported in 86.5% of patients receiving seralutinib and 80.5% of patients receiving placebo. Treatment-emergent SAEs occurred in 16.0% of patients receiving seralutinib and 18.9% of patients receiving placebo. Transaminase elevations of three times or greater of the upper limit of normal were observed in 13% of patients receiving seralutinib and 1% of patients receiving placebo. In seralutinib treated patients, liver enzyme elevations tended to occur early in treatment, and generally resolved with drug interruption or discontinuation, with rapid recovery reported in observed cases. The most frequently reported adverse event in patients treated with seralutinib was cough, reported in 37.0% of patients.
Summary of Ongoing Open-Label Extensions (Phase 1b, Phase 2 & Phase 3)
Patients from the Phase 1b study, the Phase 2 TORREY Study, and the Phase 3 PROSERA Study continue in ongoing open‑label extension studies of seralutinib, where we are monitoring longer‑term safety and tolerability and where we are further characterizing the durability of clinical response.
Summary of Paused SERANATA Phase 3 Clinical Trial in PH-ILD
Starting in the fourth quarter of 2025, we activated clinical sites and began screening patients for the SERANATA Phase 3 study in PH‑ILD. Following our February 2026 announcement of topline results from PROSERA, we paused enrollment in SERANATA to allow for further evaluation of the PROSERA dataset, including regional variability, and to support disciplined resource allocation as we engage with regulators regarding potential paths forward.
RT234 (Inhaled, On‑Demand PDE5 Inhibitor)
RT234 is an investigational inhaled, as‑needed, or PRN, dry‑powder formulation of vardenafil, a PDE5 inhibitor, being developed for PAH and PH‑ILD. PDE5 inhibitors are an established class with multiple approved oral therapies for chronic use in PAH; however, there are no approved inhaled PDE5 therapies and no approved PRN treatments designed for on‑demand symptom relief in PAH or PH‑ILD. Oral vardenafil is approved for erectile dysfunction. PRN use refers to administration at the time of need, rather than on a scheduled, chronic dosing regimen, with the objective of providing rapid symptom relief. In September 2025, we entered into an option agreement with Respira Therapeutics to acquire RT234. RT234 has completed open‑label Phase 2 clinical trials and is intended to address an unmet need for on‑demand symptom management that may complement existing chronic PH therapies. Current activities by Respira Therapeutics are focused on foundational manufacturing and device readiness, and subject to those ongoing activities, RT234 could reenter clinical development as early as 2027. See Note 14 to our consolidated financial statements included elsewhere in this annual report for additional details regarding the Respira option agreement.
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
We expect to face competition for seralutinib and RT234 from existing products and products in development. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH and PH-ILD patients. We expect competition within the PAH indication will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), Yutrepia (Liquidia) and Remodulin (United Therapeutics), and activin ligand traps, including Winrevair (Merck). We also may face some competition from products used as frontline therapy for PAH, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen); and combination PDE5 inhibitor / ERA therapies, such as Opsynvi (Janssen). We believe that, if approved, seralutinib could be used alongside all classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from L606 (Liquidia / Pharmosa Biopharma Inc.), CS1 (Cereno Scientific), treprostinil palmitil inhalation powder (Insmed, Inc.), ralinepag (United Therapeutics), REGN13335 (Regeneron), HS235 (35Pharma, Inc.), LTP001 (Novartis), APL‑9796 (Apollo Therapeutics Ltd), and ROC‑101 (AllRock Bio, Inc.). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including the one in development from Inhibikase Therapeutics. While there are multiple classes of therapies with marketing approval for PAH, there are currently no therapies approved for PRN use to provide rapid, on‑demand symptom relief.
We expect to face competition from Tyvaso (United Therapeutics) and Yutrepia (Liquidia) within the PH-ILD indication, as they are the only approved therapies for PH-ILD in the United States. There are no approved therapies for PH-ILD in the EU. PH-ILD is also an active indication for investigational drugs, and we may face competition in the future from L606 (Liquidia / Pharmosa Biopharma Inc.), sirolimus (OrphAI Therapeutics), treprostinil palmitil inhalation powder (Insmed, Inc.), mosliciguat (Pulmovant, Inc.), mirivadelgat (ForeSee Pharmaceuticals Co., Ltd.), APL‑9796 (Apollo Therapeutics Ltd), and ROC‑101 (AllRock Bio, Inc.). While there is one class of therapy with marketing approval for PH-ILD, there are currently no therapies approved for PRN use to provide rapid, on‑demand symptom relief.
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
Seralutinib
As of December 31, 2025, with respect to seralutinib, we have exclusively licensed two issued U.S. patents owned by Pulmokine, which are not due to expire before 2037, excluding any additional term for patent term extension; one pending U.S. Patent application, which, if issued, is not due to expire before 2037, excluding any additional term for patent term extension; and a number of patents and pending applications in other jurisdictions, including issued patents in Mexico, Russia, Australia, India, Japan, South Korea, and New Zealand, and pending applications in, Brazil, Canada, China, the European Patent Convention, and New Zealand, which, if issued, are not due to expire before 2037, excluding any additional term for patent term extension. These patents and patent applications are directed to method of use claims. We have also exclusively licensed four issued U.S. patents co-owned by Pulmokine and Gilead Sciences, Inc., which are not due to expire before 2034, excluding any additional term for patent term extension; two pending U.S. patent applications which, if issued, are not due to expire before 2034, excluding any additional term for patent term extension; and a number of patents and pending patent applications in other jurisdictions, including issued patents in Australia, Canada, China, the European Patent Convention, Japan, and Hong Kong. These patents and patent applications are directed to seralutinib compound, formulation and method of use claims. We also own a pending patent application, which, if issued, is not due to expire before 2042, directed to forms of seralutinib, and a pending application, which, if issued, is not due to expire before 2043, directed to combination treatment with seralutinib.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.
In addition, if an orphan designated product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if the second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity within the relevant approved use or indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved use or indication of patients with the rare disease or condition.
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
Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider seralutinib to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment.
Healthcare Reform
In the United States and some foreign jurisdictions, there has been, and we expect there will continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.
Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws and regulations, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we may receive for seralutinib. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.
For example, in 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to seralutinib, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; established a new Patient-Centered Outcomes Research Institute to oversee, and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
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
The Inflation Reduction Act, or IRA, was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.
In addition, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our ability to generate revenue, attain profitability or commercialize seralutinib.
Furthermore, the Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for seralutinib. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for seralutinib, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in foreign countries and jurisdictions. Although many of the issues discussed above with respect to the United States apply similarly in the context of EU, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
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
Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practices, or GMP. Other national and EU-wide regulatory requirements may also apply.
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
Pediatric development
In the EU, MAAs for new medicinal product candidates have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity is granted.
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
Brexit and the Regulatory Framework in the United Kingdom
Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom, or UK, has not generally been directly subject to EU laws with respect to medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (England, Scotland and Wales), or GB, however, new legislation such as the (EU) CTR is not generally applicable in GB. Whilst the EU-UK Trade and Cooperation Agreement, or TCA, includes the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, it does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards.
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
Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, an arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.
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
The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). In April 2025, the UK government introduced the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024. The amendment, which will take effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.
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
As of March 10, 2026, we had 161 full-time employees and 1 part-time employee. Of those 162 employees, 32, or 20%, have a Ph.D. or M.D., and 95, or 59%, are women. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
•We depend heavily on the ability to advance seralutinib through clinical development successfully.
•The results from the PROSERA Phase 3 clinical trial may not be sufficient to support FDA approval or continued development of seralutinib, which would materially and adversely harm our business.
•We may not realize the expected benefits from our recent workforce reduction.

•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results.
•Our business may be adversely affected by difficulties or delays in enrolling patients in our current or future clinical trials or the commencement or completion, or termination or suspension, of our current or future clinical trials.
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
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a relatively limited operating history upon which you can evaluate our business and prospects. We commenced operations in 2017, and to date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing product candidates and conducting preclinical studies and clinical trials. Seralutinib is in active clinical development. We have not yet demonstrated an ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a history of successfully developing and commercializing biopharmaceutical products.

We have incurred significant operating losses since our inception. If seralutinib is not successfully developed and approved, we may never generate any revenue. Our net losses were $170.4 million and $56.5 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $1,438.9 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Seralutinib will require substantial additional time and resources, and may require additional development, before we would be able to receive regulatory approvals and begin generating revenue from product sales, if ever. We expect to continue to incur losses for the foreseeable future as we continue our development of, seek regulatory approval for and potentially commercialize seralutinib and seek to identify, assess, acquire, in-license or develop additional product candidates.
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
The development of biopharmaceutical product candidates is capital-intensive. We expect our expenses to remain high in connection with our ongoing activities, particularly as we conduct our ongoing and future clinical trials of seralutinib, continue research and development, and seek regulatory approval for seralutinib. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Furthermore, if and to the extent we seek to acquire or in-license additional product candidates in the future, we may be required to make significant upfront payments, milestone payments, and/or licensing payments. If we obtain regulatory approval for seralutinib, we also expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Because the outcome of any clinical trial or preclinical study is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of seralutinib. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operations into the first quarter of 2027. In particular, we expect that these funds will allow us to meet with the FDA to discuss a potential path forward for seralutinib in PAH and, subject to those discussions, to file an NDA with the FDA, although we will be required to raise additional capital to support any additional development required by the FDA prior to any NDA submission. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our operating plans and other demands on our cash resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop seralutinib.

Our future capital requirements will depend on many factors, including:
•the outcome of our discussions with the FDA on a potential path forward for seralutinib in PAH;
•the costs, timing and outcome of regulatory review of seralutinib;
•the type, number, scope, progress, expansions, results, costs and timing of, our clinical trials and preclinical studies of seralutinib or product candidates we may choose to pursue in the future or that may be required by regulatory agencies;
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
As of December 31, 2025, we have sold $200.0 million in aggregate principal amount of 5.00% convertible senior notes due 2027 and have approximately $96.5 million of other liabilities, including trade payables. We may also incur additional indebtedness or liabilities to meet our future financing needs. Our indebtedness and liabilities could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital; and
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the notes, and our cash needs may increase in the future. Given the uncertainty regarding the path forward for seralutinib following the results of our Phase 3 PROSERA study, we may be unable to raise additional capital or repay or refinance our existing indebtedness on acceptable terms, or at all. Our ability to refinance our outstanding notes, which mature in May 2027, will depend on the capital markets, investor sentiment on our prospects and our financial condition. If we are unable to repay or refinance the notes at maturity, we could be required to restructure our indebtedness and/or obtain additional equity capital on terms that may be onerous, unfavorable and highly dilutive, delay or curtail our development programs, sell assets, or seek protection under applicable bankruptcy or insolvency laws, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Additionally, if our liquidity position is impaired, we may be required to take further actions in relation to management of liabilities on our balance sheet. Any actions in relation to liability management and balance sheet restructuring may materially reduce the value of our common stock, dilute existing holders of our common stock by the conversion of existing liabilities into equity or result in the cancellation of existing common stock.
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
Risks Related to the Development and Regulatory Approval of Seralutinib
The results from the PROSERA Phase 3 clinical trial may not be sufficient to support FDA approval or continued development of seralutinib, which would materially and adversely harm our business.
In February 2026, we announced topline results from the Phase 3 PROSERA clinical trial of seralutinib in PAH, including that the study did not meet its primary endpoint. We plan to meet with the FDA in the second quarter of 2026 to review the PROSERA results with the aim to determine the path forward for seralutinib in PAH. In general, the FDA has substantial discretion in the approval process and may decide that the totality of our datasets are insufficient for approval and require additional preclinical, clinical or other trials, before we are able to submit an NDA for seralutinib, especially given that the PROSERA study did not meet its primary endpoint. Any such decision or feedback from the FDA would result in additional development costs and could significantly delay the potential for regulatory approval. We also may be unable to identify a viable development path towards approval for seralutinib, based on FDA feedback, our internal analysis of the data and market opportunity, or other factors. Even if we do identify a path to approval for seralutinib, we may require substantial additional capital and other resources to pursue such a path, and may be unable to raise such capital in the amounts needed or on attractive terms. There is also no assurance that any future trials or studies we may need to conduct will be successful.
We may also pursue business development arrangements or other strategic collaborations; however, we may be unable to secure such arrangements on a timely basis or at all. If we are unable to develop or seek marketing approval for seralutinib or secure other strategic arrangements with third parties, or if we experience delays as a result of any of the above factors or otherwise, our business would be significantly harmed.
We may not realize the expected benefits from our recent workforce reduction.
Following the topline results from PROSERA, in March 2026 we announced a workforce reduction of approximately 77 individuals, or approximately 48% of our total workforce, intended to preserve cash while maintaining our core capabilities as we discuss the path forward for seralutinib with the FDA. We also may not realize the benefits expected from the workforce reduction, including our ability to conserve cash, and such actions may make it more difficult to retain key personnel. This reduction-in-force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise and decreased morale among our remaining employees. Further, there can be no assurance that any particular course of action, development path or strategic arrangement will be pursued, successfully consummated or lead to increased stockholder value.
We depend entirely on the success of seralutinib, which is currently in Phase 3 clinical development. If we are unable to advance seralutinib in clinical development, obtain regulatory approval and ultimately commercialize seralutinib, or experience significant delays in doing so, our business will be materially harmed. In addition, we intend to continue advancing RT234 pursuant to our option agreement with Respira Therapeutics. We may not have sufficient capital or other resources to continue such program, and even if we do, any development efforts may not be successful or warrant continued development.
Our only product candidate is currently in Phase 3 clinical development. We are conducting an open-label extension of our Phase 2 clinical trial of seralutinib in PAH, which commenced in 2020, and an open-label extension of our Phase 3 clinical trial of seralutinib in PAH, which commenced in 2025. In February 2026, we also announced that we paused enrollment of our Phase 3 clinical trial of seralutinib in PH-ILD. In addition, we intend to continue advancing RT234 pursuant to our option agreement with Respira Therapeutics.
Our assumptions about why seralutinib is worthy of future development and potential approval in PAH, or any additional indications including PH-ILD, are based in part on data collected by other companies. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of seralutinib. The success of seralutinib or RT234, if we exercise our option to acquire Respira Therapeutics, will depend on several factors, including the following:
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
Seralutinib is subject to regulation as a combination product, which means that it is composed of both a drug product and device product. If marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. Seralutinib, will therefore require review and coordination by FDA’s drug and device centers prior to approval, which may delay approval. Under FDA regulations, combination products are subject to current good manufacturing practice, or cGMP, requirements applicable to both drugs and devices, including the Quality Management System regulation currently applicable to medical devices in the United States. The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. Problems associated with the device component of seralutinib may delay or prevent approval. If the manufacturer of the device products make modifications, or if we elect to change a device component or develop our own proprietary device component, we will need to perform validation testing and obtain FDA and other regulatory authorization or certification prior to using the modified device component. If the FDA, any other regulatory authority or notified body fails to authorize or certify use of those modified devices in combination with seralutinib or take significant enforcement action against the manufacturer of the device component, we would not be able to market or may have to suspend marketing seralutinib in certain jurisdictions.
The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of seralutinib, which may never occur. We have not yet succeeded and may not succeed in demonstrating efficacy and safety for seralutinib in clinical trials to the satisfaction of FDA or other regulatory authorities. Given our current stage of development and the results of our PROSERA Phase 3 clinical trial of seralutinib in PAH, it may be several years, if at all, before we have demonstrated the safety and efficacy of a treatment sufficient to warrant approval for commercialization. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize seralutinib, we may not be able to generate sufficient revenue to continue our business.
Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and the results of preclinical studies and early clinical trials are not necessarily predictive of future results. In addition, some of our assumptions about why seralutinib is worthy of future development and potential approval are based on data collected by other companies. Seralutinib may not receive regulatory approval on a timely basis, if at all.
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
The results from preclinical studies or clinical trials of seralutinib or a competitor’s product candidate in the same class may not predict the results of later clinical trials of seralutinib, and interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, in February 2026, we announced that the Phase 3 PROSERA clinical trial did not meet its primary endpoint . Moreover, these and any future preclinical and clinical data may be susceptible to varying interpretations and analyses. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.
For the foregoing reasons, we cannot be certain that our ongoing and future clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of seralutinib in PAH and other indications that we may pursue in the future, including PH-ILD, which could have a material adverse effect on our business, financial condition and results of operations.
Any difficulties or delays in the commencement or completion, or termination or suspension, of our current or future clinical trials could result in increased costs to us, delay or limit our ability to generate revenue and adversely affect our commercial prospects.
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
We do not know whether our ongoing or future trials will begin on time or be completed on schedule, if at all. The commencement, data readouts and completion of clinical trials can be delayed for a number of reasons including delays related to:
•the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies, including the doses and endpoints of our ongoing or potential future Phase 3 clinical trial of seralutinib;
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
Such delays or regulatory feedback on our trial designs could also significantly increase the costs of our clinical trials, including any future clinical trials of seralutinib. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial.
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
The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). In April 2025, the UK government introduced the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024. The amendment, which will take full effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the (EU) CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. Clinical trial submissions in the UK will not be able to be bundled with those of EU member states within the EMA CTIS, adding further complexity, cost and potential risk to future clinical and development activity in the UK.
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.
Further, conducting clinical trials in foreign countries, as we currently and may continue to do for seralutinib, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks, including war, relevant to such foreign countries. For example, we are currently conducting the open label Phase 3 study of seralutinib in PAH at sites outside the United States.
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
We may not be able to initiate or continue clinical trials for seralutinib if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as may be required by the FDA or similar regulatory authorities outside the United States. Subject enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators and associated staff with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development. We will be required to identify and enroll a sufficient number of subjects for each of our clinical trials. Potential subjects for any future clinical trials may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for such trials. For example, a limited number of patients are affected by PAH and other indications that we may pursue such as PH-ILD, and we have encountered difficulties enrolling patients in our previous clinical trials of seralutinib in PAH patients. We also may encounter difficulties in identifying and enrolling subjects with a stage of disease appropriate for any future trials of seralutinib and monitoring such subjects adequately during and after treatment. We may not be able to initiate or continue clinical trials if we are unable to locate a sufficient number of eligible subjects to participate in the clinical trials required by the FDA or comparable foreign regulatory authorities. In addition, the process of finding and diagnosing subjects may prove costly.
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. The eligibility criteria of our clinical trials, once established, will further limit the pool of available trial participants. For example, PAH is a rare disease with limited patient pools from which to draw. If patients are unwilling to participate in our trials for any reason, including the existence of concurrent clinical trials for similar patient populations in PAH, if they are unwilling to enroll in a clinical trial with a placebo-controlled design or the availability of approved therapies, or we otherwise have difficulty enrolling a sufficient number of patients, the timeline for recruiting subjects, conducting studies and obtaining regulatory approval of seralutinib may be delayed. Our inability to enroll a sufficient number of subjects for any of our future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
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
As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with seralutinib’s use. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by seralutinib could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. For example, transaminase elevations of three times or greater of the upper limit of normal were observed in 13% of patients receiving seralutinib, as compared to 1% of patients receiving placebo in our PROSERA Phase 3 clinical trial, and although we believe PAH clinicians are well-accustomed to administering and monitoring therapies with potential hepatic effects, such adverse events could adversely affect the development of seralutinib or otherwise impair any commercialization efforts for seralutinib, if approved. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Moreover, if seralutinib is associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may elect to abandon its development or limit its development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, which may limit the commercial expectations for seralutinib if approved. We may also be required to modify our study plans based on findings in our ongoing clinical trials. For example, although we believe seralutinib has been generally well tolerated in completed clinical trials, with cough, headache and transaminase elevations being the most common treatment emergent adverse effects in our PROSERA Phase 3 clinical trial, future clinical trials may reveal adverse events inconsistent with the safety findings observed to date. For example, in 2013, results from a Phase 3 clinical trial in PAH of imatinib (Gleevec) showed statistically significant improvement in its primary efficacy endpoint, but systemic toxicities were also observed. Although we have not observed the systemic toxicities associated with imatinib, we cannot be certain that seralutinib will not exhibit similar or other toxicities in the future as the use of seralutinib becomes more widespread if it receives regulatory approval. Many compounds that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the compound. In addition, regulatory authorities may draw different conclusions or require additional testing to confirm these determinations.
It is possible that as we test seralutinib in future clinical trials, or as the use of seralutinib becomes more widespread if it receives regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by subjects. If such side effects become known later in development or upon approval, if any, such findings may harm our business, financial condition and prospects significantly.
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
Although we have completed Phase 2 and 3 clinical trials for multiple product candidates including seralutinib, we have not, as an organization, submitted an NDA, and we may be unable to do so for seralutinib.
We have limited experience as a company in preparing, submitting marketing applications and have not previously submitted an NDA or other comparable foreign application for any product candidate. While our primary focus is on seeking approval from the FDA for seralutinib in PAH, we may also conduct a number of clinical trials for seralutinib in parallel over the next several years, which may be a difficult process to manage with our limited resources and which may divert the attention of management. In addition, we have had limited interactions with the FDA and cannot be certain our data from our Phase 2 and Phase 3 clinical trials of seralutinib will be sufficient to support an NDA submission in PAH, even if we believe the results are sufficiently positive to support a regulatory approval. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of seralutinib. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of seralutinib.

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
Prior to obtaining approval to commercialize seralutinib in the United States or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that seralutinib is safe and effective for its intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for seralutinib are promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities. For example, we recently reported that the PROSERA Phase 3 did not meet its prespecified primary endpoint, and though we plan to discuss these results with the FDA to determine the appropriate path forward, there is no guarantee that the results from the PROSERA Phase 3 will be sufficient to support the submission of an NDA. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for seralutinib either prior to or post-approval, or may object to elements of our clinical development program.
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
Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the EU, the EC grants orphan designation based on the EMA’s Committee for Orphan Medicinal Products’ opinion to promote the development of products (1) that are intended for the diagnosis, prevention or treatment that is life-threatening or chronically debilitating, and (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would be unlikely to generate sufficient returns in the EU to justify the necessary investment, and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. We have received orphan drug designation in the United States, the EU and Japan for seralutinib for treatment of PAH and may seek additional orphan designations for seralutinib in the future. There can be no assurance that we will be able to maintain or obtain such designations.
In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication or use within the relevant disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity within the relevant indication or use or where the manufacturer is unable to assure sufficient product quantity to meet the needs relating to the indication or use protected by orphan exclusivity. Upon grant of a marketing authorization in the EU, orphan medicinal products are entitled to ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. This period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the orphan designation criteria, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same indications or uses. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same indication or use if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care with respect to the indication or use covered by orphan exclusivity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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
From time to time, we may publicly disclose preliminary or topline data from our clinical studies, such as the recent announcement of our PROSERA Phase 3 topline results, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between topline, preliminary or interim data and final data could significantly harm our business prospects.
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
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and clear or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Our business is subject to risks arising from pandemic and epidemic diseases.
Any future pandemic or epidemic disease outbreaks, and any supply chain disruptions or staffing shortages, could disrupt the manufacture or shipment of supplies of seralutinib for use in our research and clinical trials, delay, limit or prevent our employees and CROs from continuing or timely advancing research and development activities, impede our clinical trial initiation and recruitment and the ability of subjects to continue in clinical trials, impact the results of the clinical trial based on participants contracting the disease or otherwise increasing the number of observed adverse events, impede testing, monitoring, data collection and analysis and other related activities, any of which could delay our clinical trials and increase our development costs, and have a material adverse effect on our business, financial condition and results of operations. Any future pandemic or future epidemic disease outbreaks could also potentially further affect the business of the FDA or other regulatory authorities, which could result in delays in meetings related to future clinical trials or other regulatory matters.
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of seralutinib. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028 and may however have a significant impact on the biopharmaceutical industry in the long term. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.
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
Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. It is possible that a third-party payor may consider seralutinib as substitutable and only offer to reimburse patients for the less expensive product. Even if we are successful in demonstrating improved efficacy or improved convenience of administration with seralutinib, pricing of existing drugs may limit the amount we will be able to charge for seralutinib. These payors may deny or revoke the reimbursement status of seralutinib or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize seralutinib and may not be able to obtain a satisfactory financial return on seralutinib.
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
We expect to face competition for seralutinib and RT234 from existing products and products in development. Seralutinib is a PDGFR, CSF1R and c-KIT inhibitor initially targeted for PAH and PH-ILD patients. We expect competition within the PAH indication will include prostanoids / prostacyclin receptor agonists, including Orenitram (United Therapeutics), Uptravi (Janssen), Tyvaso (United Therapeutics), Yutrepia (Liquidia) and Remodulin (United Therapeutics), and activin ligand traps, including Winrevair (Merck). We also may face some competition from products used as frontline therapy for PAH, such as the oral PDE5 inhibitors, including Revatio (Pfizer Inc.) and Adcirca (United Therapeutics); the sGC stimulator Adempas (Bayer AG); and oral ERAs, including Tracleer (Janssen), Letairis (Gilead Sciences, Inc.) and Opsumit (Janssen); and combination PDE5 inhibitor / ERA therapies, such as Opsynvi (Janssen). We believe that, if approved, seralutinib could be used alongside all classes of approved therapies. PAH is also an active indication for investigational drugs, and we may face competition in the future from L606 (Liquidia / Pharmosa Biopharma Inc.), CS1 (Cereno Scientific), treprostinil palmitil inhalation powder (Insmed, Inc.), ralinepag (United Therapeutics), REGN13335 (Regeneron), HS235

(35Pharma, Inc.), LTP001 (Novartis), APL‑9796 (Apollo Therapeutics Ltd), and ROC‑101 (AllRock Bio, Inc.). Additionally, although not approved for the treatment of PAH, we may face competition from formulations of imatinib, including the one in development from Inhibikase Therapeutics. While there are multiple classes of therapies with marketing approval for PAH, there are currently no therapies approved for PRN use to provide rapid, on‑demand symptom relief.
We expect to face competition from Tyvaso (United Therapeutics) and Yutrepia (Liquidia) within the PH-ILD indication, as they are the only approved therapies for PH-ILD in the United States. There are no approved therapies for PH-ILD in the EU. PH-ILD is also an active indication for investigational drugs, and we may face competition in the future from L606 (Liquidia / Pharmosa Biopharma Inc.), sirolimus (OrphAI Therapeutics), treprostinil palmitil inhalation powder (Insmed, Inc.), mosliciguat (Pulmovant, Inc.), mirivadelgat (ForeSee Pharmaceuticals Co., Ltd.), APL‑9796 (Apollo Therapeutics Ltd), and ROC‑101 (AllRock Bio, Inc.). While there is one class of therapy with marketing approval for PH-ILD, there are currently no therapies approved for PRN use to provide rapid, on‑demand symptom relief.
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
The precise incidence and prevalence for all the conditions we aim to address with seralutinib are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with seralutinib, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of these diseases. For example, seralutinib demonstrated a more pronounced clinical response profile across the primary and key secondary endpoints in a subset of intermediate- and high-risk PAH patients, and it is possible that any approval we obtain for seralutinib may be limited to this or another subset of patients. The total addressable market of seralutinib will ultimately depend upon, among other things, the diagnosis criteria included in the final label for seralutinib, the availability of alternative treatments and the safety, convenience, cost and efficacy of seralutinib relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement. The number of patients in the United States and other major markets and elsewhere may turn out to be lower than expected, patients may not be otherwise amenable to treatment with seralutinib or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for seralutinib, because our potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.
We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell seralutinib, we may not be able to generate product revenue.
Although we have started to build a commercial infrastructure, we have no formal internal sales, marketing or distribution capabilities, nor have we commercialized a product. If seralutinib ultimately receives regulatory approval, we, in collaboration with Chiesi, must build a marketing and sales organization with technical expertise and supporting distribution capabilities to commercialize seralutinib in the United States, which will be expensive and time consuming, or collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We have no prior experience as a company in the marketing, sale and distribution of biopharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of seralutinib. For example, if we are unable to raise additional capital, our ability to build a commercial infrastructure to commercialize seralutinib may be significantly delayed, if seralutinib receives regulatory approval. We may not be able to enter into collaborations or hire consultants or external service providers to assist us in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, our product revenues and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute seralutinib. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market seralutinib effectively. If we are not successful in commercializing seralutinib, either on our own in partnership with Chiesi or through arrangements with one or more third parties, we may not be able to generate any future product revenue, and we would incur significant additional losses.
Our future profitability may depend, in part, on Chiesi's ability to operate in foreign markets, where they would be subject to additional regulatory burdens and other risks and uncertainties.
Our future profitability may depend, in part, on Chiesi's ability to develop and commercialize seralutinib in foreign markets and pay us royalties on commercial sales. Chiesi is not permitted to market or promote seralutinib before we receive regulatory approval from applicable regulatory authorities in foreign markets, and we may never receive such regulatory approvals for seralutinib. For example, we recently reported that our PROSERA Phase 3 clinical trial that did not meet the prespecified threshold on the primary endpoint, and it is unclear whether the FDA or comparable regulatory authorities in foreign markets will view such data as sufficient to support approval. In addition, Chiesi may ultimately choose not to seek regulatory approval in certain or all foreign markets. To obtain separate regulatory approval in many other countries, Chiesi must comply with numerous and varying regulatory requirements regarding safety and efficacy and governing, among other things, clinical trials, commercial sales, pricing and distribution of seralutinib. If we obtain regulatory approval of seralutinib and Chiesi ultimately commercializes seralutinib in foreign markets, we and Chiesi would be subject to additional risks and uncertainties, including:
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
We may encounter difficulties in managing our growth and expanding our operations successfully, and internal restructuring activities may result in disruptions to our business or otherwise materially harm our results of operations or financial conditions.
We recently announced workforce reductions of approximately 77 individuals, or approximately 48% of our workforce, intended to preserve cash while maintaining core capabilities as we explore the potential for FDA approval of seralutinib in PAH. From time to time, we may undertake additional internal restructuring activities as we continue to evaluate and attempt to optimize our cost and operation structure in light of regulatory developments as we pursue FDA approval of seralutinib. We also may not realize the benefits expected from such workforce reduction or any future workforce reductions, including our ability to conserve cash. In addition, such actions may make it more difficult to retain key personnel. This reduction-in-force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise and decreased morale among our remaining employees. In addition, internal restructurings can require a significant amount of time and focus from management and other employees, which may divert attention from our core operating activities. Further, there can be no assurance that any particular course of action, development path, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.
As we continue development and pursue the potential commercialization of seralutinib, as well as function as a public company, we may also need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. If our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize seralutinib and to compete effectively will depend, in part, on our ability to manage any future growth effectively.
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments and other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anaesthesiology assistants and certified nurse-midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or by the patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; and state and local laws that require the registration of pharmaceutical sales representatives.
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
As our operations and business grow, we may be subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and regulations promulgated thereunder, or collectively, HIPAA, imposes requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. We do not believe that we are currently acting as a covered entity or business associate under HIPAA, other than potentially with respect to providing certain employee benefits. We may, however, obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.
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
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, we may be subject to the European Union General Data Protection Regulation, or the EU GDPR, and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018, or collectively, the UK GDPR, and the EU GDPR and UK GDPR together referred to as the GDPR. The GDPR imposes stringent requirements for controllers and processors of personal data. The GDPR allows EU and EEA member states to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / £17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA / UK, and the United States remains uncertain. Case law from the Court of Justice of the European Union, or CJEU, states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Other foreign jurisdictions, such as China and Russia, are increasingly implementing or developing their own privacy regimes with complex and onerous compliance obligations and robust regulatory enforcement powers. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Further, in 2024, the National Security Division of the U.S. Department of Justice, or the DOJ, issued a new rule—referred to as the “Data Security Program,” or the DSP —to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.
In addition, we selectively use artificial intelligence, or AI, in our business. The regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of AI. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Current and future healthcare reform legislation or regulation may increase the difficulty and cost for us to obtain marketing approval for and commercialize seralutinib and may affect the prices we may obtain and may have a negative impact on our business and results of operations.
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost-containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws and regulations, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we may receive for seralutinib. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare.
For example, in 2010, the ACA was enacted in the United States. Among the provisions of the ACA of importance to seralutinib, the ACA: established an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; extended manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations; established a new Patient-Centered Outcomes Research Institute to oversee, and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, resulted in reductions to Medicare payments to providers, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.
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
The Inflation Reduction Act, or IRA, was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.
In addition, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our ability to generate revenue, attain profitability or commercialize seralutinib.

Furthermore, the Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for seralutinib. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.
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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for seralutinib, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.
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
We have in the past, and may in the future, engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of intellectual property, products or technologies, similar to our approach in in-licensing seralutinib. For example, in September 2025, we announced that we entered into an option agreement to acquire Respira Therapeutics and its lead product candidate. Under the agreement, we committed to funding certain pre-agreed development expenses for up to approximately two years. If we exercise the option and pursue additional development of such product candidate, the development expenses may increase significantly. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention from management. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.
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
Pursuant to the terms of the license agreement with Pulmokine, Gilead Sciences and the Rensselaer Center for Translational Research, Inc., the licensors may have the right to control enforcement of our licensed patents or defense of any claims asserting the invalidity of these patents and even if we are permitted to pursue such enforcement or defense, we will require the cooperation of our licensors. We cannot be certain that our licensors will allocate sufficient resources or prioritize their or our enforcement of such patents or defense of such claims to protect our interests in the licensed patents. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent us from continuing to license intellectual property that we may need to operate our business. If any of our licensors or any of our future licensors or future collaborators fail to appropriately prosecute and maintain patent protection for patents covering seralutinib, our ability to develop and commercialize seralutinib may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
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
Our stock price has been and is likely to be volatile. Since the shares were sold in our initial public offering, or IPO, in February 2019 at a price of $16.00 per share, the price per share of our common stock has ranged as low as $0.33 and as high as $27.15 through March 10, 2026. The stock market in general and the market for stock of biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they paid. The market price for our common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:
•an inability to obtain additional funding to fund continuing operations;
•the $200.0 million in aggregate principal amount of 5.00% convertible senior notes due May 2027;
•results of our clinical trials and preclinical studies, and the results of trials of our competitors or those of other companies in our market sector;
•regulatory approval of seralutinib, or limitations to specific label indications or patient populations for its use, or changes or delays in the regulatory review process;
•our ability to enroll subjects in our ongoing and future clinical trials;
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

•general economic, industry and market conditions other events or factors, many of which are beyond our control, such as health pandemics, military conflicts, state-sponsored hostilities, terrorist activities, inflation and interest changes and financial institution instability;
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, own approximately 15.9% of our outstanding common stock as of March 10, 2026. As a result, such persons or their appointees to our board of directors, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:
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
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
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
•the requirement that a special meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
We have incurred substantial losses during our history, do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate losses for tax purposes, such losses will carry forward to offset future taxable income, if any, until such losses are used to offset taxable income (if ever) or expire (if at all). As of December 31, 2025, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $540.6 million and $10.2 million, respectively. Our state NOLs that are subject to expiration will begin to expire in 2036, unless previously utilized. The majority of our federal NOLs are not subject to expiration but may only be used to offset 80% of our taxable income. As of December 31, 2025, the Company has foreign NOLs of approximately $143.3 million. The foreign NOLs can be carried forward indefinitely. As of December 31, 2025, we also had orphan drug credit and federal research tax credit carryforwards of approximately $65.8 million and California research tax credits of $12.0 million. The federal research tax credit carryforwards begin to expire in 2038. The California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized. We also have gross capital loss carryforwards of $96.0 million that begin to expire in 2028.
Our NOLs and credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, our federal NOLs and credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders (or groups of stockholders) in excess of 50 percentage points over a rolling three-year period. Similar rules may apply under state and foreign tax laws. We have conducted an analysis through December 31, 2024, and we experienced ownership changes in February 2019, in connection with our IPO, and in July 2023. Consequently, utilization of our federal and certain state NOLs, tax credits, and other tax attributes generated through July 2023 are subject to annual limitations. Our state tax credits and the majority of our federal NOLs are indefinite carryforwards and as such are not expected to expire unused as a result of such annual limitations, assuming we otherwise have taxable income or income tax liabilities in future periods; however, we expect that some or all of the state NOLs, federal credits and capital losses generated through July 2023 will expire prior to utilization. We have not performed a Section 382 analysis since December 2024. If additional ownership changes have or do occur as a result of changes in our stock ownership, many of which are outside our control, the NOL and credit carryforwards could be subject to further annual limitations. If we earn taxable income, such annual limitations could result in increased future tax liability to us and our future cash flows could be adversely affected. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.
We have been involved in securities class action litigation and could be subject in the future to securities class action litigation.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, including our recent stock price volatility following the announcement of the Phase 3 PROSERA clinical trial topline results. On April 3, 2020, we, certain of our executive officers and directors, and the underwriters of our IPO were named as defendants in a purported securities class action lawsuit. The complaint, as amended, was filed on behalf of all investors who purchased our securities pursuant to or traceable to our February 8, 2019 IPO, and alleged that we, and such executive officers and directors and the underwriters of our IPO, made false and/or misleading statements and failed to disclose material adverse facts about our business, operations and prospects. On September 30, 2022, the court entered a judgment approving the class action settlement in which we agreed to pay approximately $2.4 million, in exchange for customary releases and settlement terms. This lawsuit and any future lawsuits to which we may become a party are subject to inherent uncertainties and may be expensive and time-consuming to investigate, defend and resolve, and may divert our management’s attention and financial and other resources. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of future litigation, and we may not prevail. Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, or we may decide to settle this or other lawsuits on similarly unfavorable terms, which could adversely affect our business, financial condition, results of operations or stock price.
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
We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of less than $100 million, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. We will need to reassess, as of June 30, 2026, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2026. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
There can be no assurance that our cybersecurity program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and Confidential Information. Despite the implementation of security measures as part of our cybersecurity program, our IT systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to attack and damage from various threat actors, including computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, cybersecurity threats, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon IT systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
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
        The global credit and financial markets are currently, and have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events, including recent events in the Middle East. Sanctions imposed by the United States and other countries in response to such conflicts may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Additionally, any adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. For example, in 2023 the closures of Silicon Valley Bank, or SVB, and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation, or

FDIC created bank-specific and broader financial institution liquidity risk and concerns. There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, financial institutions, manufacturers and other partners may be adversely affected by the foregoing risks, which could directly affect our ability to attain our operating goals on schedule and on budget.
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
Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions. U.S. sanctions that have been or may be imposed as a result of military conflicts in other countries may impact our ability to continue activities at clinical trial sites within regions covered by such sanctions. For example, as a result of the military conflict between Russia and Ukraine, the United States and its European allies announced the imposition of sanctions on certain industry sectors and parties in Russia and the regions of Donetsk and Luhansk in Ukraine, as well as enhanced export controls on certain products and industries. These and any additional sanctions and export controls, as well as any economic countermeasures by the governments of Russia or other jurisdictions, could adversely impact our ability to continue activities at clinical trial sites within regions covered by such sanctions or directly or indirectly disrupt our supply chain. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.
Changes to United States tariff and import/export regulations may have a negative effect on us.
The United States has enacted, and continues to consider, a range of trade-related measures, including tariffs, export controls, and other policies. The President of the United States has directed agencies to reassess key aspects of U.S. trade policy, and there has been ongoing debate and uncertainty surrounding potential changes to trade agreements, tariff structures, and foreign investment regulations. For example, on February 20, 2026, the United States Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act of 1977 (“IEEPA”). Following the Supreme Court’s decision, President Trump stated that he intends to use other authorities to invoke other laws to collect tariffs and announced new tariffs on imports from all countries. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Shifts in trade policy, whether through legislation, executive action, or international negotiation, could alter the global trade landscape and affect supply chains, pricing, and demand for goods and services. These developments, or the perception that such changes may occur, have and could continue to have a material adverse effect on global economic conditions, contribute to volatility in financial markets, and disrupt international trade, including trade between the U.S. and its key partners. Any of these factors could depress economic activity and the development and commercialization of our product candidates, which could result in a material adverse effect on our business, financial condition and results of operations.
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
Although we have determined that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of the cybersecurity governance program.
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
Assessment and management of material risks from cybersecurity threats are performed by the Executive Director, Information Security, Risk & Compliance and the Vice President, IT and Facilities, reporting to the Executive Vice President, Technical Operations and Administration. Our Executive Vice President, Technical Operations and Administration reports to the President and Chief Executive Officer. This group holds primary responsibility for our overall cybersecurity governance program, along with our internal Cybersecurity Oversight Committee, which includes senior personnel from key departments in the organization. Individual cybersecurity experience for the group responsible for the program is detailed below. The collective experience of the individuals listed above, along with the Cybersecurity Oversight Committee, includes decades of experience working in and overseeing IT and cybersecurity functions and enterprise, IT and cybersecurity risk management functions, in addition to holding active technical cybersecurity certifications and maintaining active membership in cybersecurity professional organizations, as well as local groups, to support knowledge share and ongoing cybersecurity professional development.
The Executive Vice President, Technical Operations and Administration (EVP) brings more than two decades of senior leadership experience across the biotechnology and pharmaceutical sectors, having served in roles including General Counsel, Managing Director, and Vice President at multiple global life science organizations. The EVP continues to provide strategic oversight of corporate operations, legal governance, and enterprise risk management. In addition the EVP provides active leadership on cybersecurity program maturity, regulatory alignment, and enterprise resilience. This includes evaluation of cybersecurity risk posture, accountability for key IT and security controls, and board level monitoring of cybersecurity operations, incident readiness, and compliance frameworks aligned with industry best practices. The EVP plays a critical role in ensuring organizational integrity, operational continuity, and protection of sensitive scientific, clinical, and corporate information assets.
The Vice President of IT (VP) is a highly experienced technology executive with decades of hands on expertise architecting, deploying, and managing enterprise IT systems in highly regulated and rapidly scaling environments.The VP has designed and implemented Zero Trust frameworks, conditional access models, and cloud first architectures that strengthen organizational security and performance. In addition to hands-on cybersecurity experience, the VP has managed full scope IT operations, including network and systems engineering, enterprise cloud migrations, endpoint lifecycle management, and service delivery excellence. The VP plays a critical role in elevating the organization’s technology posture, enhancing cybersecurity resilience, and delivering secure, reliable, high performance IT environments.
The Executive Director, Information Security, Risk & Compliance (ED) brings over sixteen years of hands on and strategic experience across cybersecurity engineering, governance, risk management, compliance, and IT operations. The ED has led and executed programs spanning technical and business domains, including enterprise business continuity and disaster recovery planning, identity and access management architecture, access administration, security monitoring and incident response, and third party/vendor risk management. Cybersecurity tools administration experience includes endpoint detection and response, cloud security, identity governance, vulnerability management, and Zero Trust–aligned architectures. The ED maintains active CISSP, CISA, and CDPSE certifications. The ED is a member of the local FBI InfraGard chapter, an active member of ISACA, ISC2, and multiple regional CISO executive roundtables. These affiliations support continuous knowledge exchange, including best practice program development, emergent threat intelligence collaboration, and real time peer benchmarking for modern cyber defense strategies.

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
Holders of Common Stock
As of March 10, 2026, there were 234,696,281 shares of our common stock outstanding held by approximately 33 holders of record of our common stock. This number was derived from our shareholder records and does not include beneficial owners of our common stock whose shares are held in the name of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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

Overview
We are a clinical-stage, clinical biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH, including PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In May 2024, we entered into the Chiesi Collaboration Agreement focused on the development and commercialization of seralutinib. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In February 2026, we announced topline results from the Phase 3 PROSERA Study in PAH patients. Seralutinib demonstrated a placebo-adjusted improvement in the primary endpoint, 6MWD at Week 24, of 13.3 meters (p = 0.0320), missing the prespecified alpha threshold of 0.025. We believe seralutinib demonstrates a risk benefit profile that supports continued regulatory dialogue, and we plan to engage with the FDA, including through requesting a Type C meeting, to understand their perspective on the totality of the PROSERA and TORREY datasets and potential regulatory paths forward. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD. In October 2025, we activated the first clinical site for the global registrational Phase 3 SERANATA Study for the treatment of PH-ILD. Enrollment in the SERANATA Study was paused in February 2026 to support disciplined resource allocation and to evaluate the implications of PROSERA as we engage with regulators. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity financings and the Chiesi Collaboration Agreement. We raised $1,396.9 million from October 2017 through December 31, 2025 through the sale of Series A and Series B convertible preferred stock, issuance of convertible notes, proceeds from our IPO completed in February 2019, proceeds from the 2027 Notes (as defined below), issuances of common stock in May 2020 and July 2022, issuance of common stock and accompanying warrants in July 2023 and entry into the Chiesi Collaboration Agreement in May 2024. As of December 31, 2025, we had $136.9 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the years ended December 31, 2025 and 2024, our net loss was $170.4 million and $56.5 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1,438.9 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and future clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur additional costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
On May 3, 2024, we announced a strategic global partnership with Chiesi. Under the terms of the Chiesi Collaboration Agreement, we granted Chiesi exclusive licenses for the worldwide development, manufacture and commercialization of seralutinib and licensed products and an Equity Option to purchase our common stock, which expired in November 2025 and is no longer exercisable. The total potential transaction value includes the one-time $160.0 million development cost reimbursement payment for licenses, research and development funding, and certain regulatory and commercial milestones. We and Chiesi share equally in the costs of ongoing global seralutinib clinical development and the costs of commercialization in the U.S. Territory, with the exception of the PROSERA Phase 3 study, for which we bear all costs. We are also eligible for double-digit royalties in the mid-to-high teens percentage on tiers of annual net sales outside of the U.S. Territory and to an equal share of profits and losses from the commercialization of seralutinib and licensed products in the U.S. For additional information regarding the collaboration agreement, as well as our license agreement with Pulmokine, see the section titled “Business—License and Collaboration Agreements” in this annual report.
We do not expect to generate any revenue from product sales unless and until we successfully complete development and obtain regulatory approval for seralutinib, which we expect will take a number of years, if at all. If we obtain regulatory approval for seralutinib, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, until such time as we can generate substantial product revenues to support our cost structure, if ever, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate seralutinib development or future commercialization efforts or grant additional rights to develop and market seralutinib even if we would otherwise prefer to retain such right.
Components of Results of Operations
Revenue
To date, we have generated all of our revenue from the Chiesi Collaboration Agreement. Our revenue consists of a one-time development cost reimbursement payment for licenses and ongoing cost-sharing payments for performance of research and development services classified as revenue from contracts with collaborators.
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
In process research and development
In process research and development, or IPR&D, expenses include IPR&D acquired as part of an asset acquisition or in-license, for which there is no alternative future use, and the value of the right to acquire Respira Therapeutics via a merger, or the Respira Merger Option, with Prana Bio, the 100% owner of Respira Therapeutics, and are expensed as incurred.
General and administrative
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs and commercial planning expenses. Subject to obtaining clarity on potential regulatory paths forward, we anticipate that our general and administrative expenses may increase in the future to support our continued research and development and commercial planning activities and, if seralutinib receives marketing approval, commercialization activities.
We expect to incur general and administrative expenses for the foreseeable future to support our current infrastructure and continued costs of operating as a public company. These expenses will likely include audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums, as well as commercial preparedness, corporate strategy, business development, corporate communications and investor relations costs associated with operating as a public company.

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
Results of Operations for the Years Ended December 31, 2025 and 2024
The following table sets forth our selected statements of operations data for the years ended December 31, 2025 and 2024:

	Years Ended December 31,		2025 vs 2024 Change
	2025	2024
	(in thousands)
Revenue:
Revenue from sale of licenses	$—	$90,682	$(90,682)
Revenue from contracts with collaborators	48,471	24,019	24,452
Total revenue	48,471	114,701	(66,230)
Operating expenses:
Research and development	174,093	138,487	35,606
In process research and development	7,475	—	7,475
General and administrative	37,631	36,133	1,498
Total operating expenses	219,199	174,620	44,579
Loss from operations	(170,728)	(59,919)	(110,809)
Other income (expense)
Interest income	1,970	1,779	191
Interest expense	(10,989)	(11,517)	528
Other income, net	9,289	14,022	(4,733)
Total other income, net	270	4,284	(4,014)
Loss before provision (benefit) for income taxes	(170,458)	(55,635)	(114,823)
Provision (benefit) for income taxes	(88)	893	(981)
Net loss	$(170,370)	$(56,528)	$(113,842)
Operating Expenses
Revenue
Our revenue is generated from our ongoing collaboration with Chiesi and consists of a one-time development cost reimbursement payment for the licenses and ongoing cost-sharing payments for performance of research and development and pre-commercial services. Revenue was $48.5 million for the year ended December 31, 2025, compared to $114.7 million for the year ended December 31, 2024, for a decrease of $66.2 million, which was primarily attributable to a decrease of $90.7 million from sale of licenses, offset by an increase of $24.5 million of revenue associated with performance of research and development and pre-commercial services.
Research and development expenses
Research and development expenses were $174.1 million for the year ended December 31, 2025, compared to $138.5 million for the year ended December 31, 2024, for an increase of $35.6 million, which was primarily attributable to an increase of $44.4 million of costs associated with clinical trials for seralutinib, offset by a decrease of $9.2 million of costs associated with preclinical studies and clinical trials for terminated programs.
The following table shows our research and development expenses by program for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
	(in thousands)
Seralutinib	$173,635	$129,247
Other programs	458	—
Terminated programs	—	9,240
Total research and development	$174,093	$138,487
In process research and development expenses
There were no IPR&D expenses for the year ended December 31, 2024. IPR&D expenses for the year ended December 31, 2025 were $7.5 million, which was attributable to the acquisition of Respira Merger Option.
General and administrative expenses
General and administrative expenses were $37.6 million for the year ended December 31, 2025, compared to $36.1 million for the year ended December 31, 2024, for an increase of $1.5 million, which was primarily attributable to a $6.3 million increase in commercial planning expense and a $1.2 million increase in personnel expense, offset by a $5.1 million decrease in stock-based compensation expense and a decrease of $1.1 million in facilities expense.
Other income (expense), net
Other income, net was $0.3 million for the year ended December 31, 2025, compared to other income, net of $4.3 million for the year ended December 31, 2024, for a decrease of $4.0 million, which was primarily attributable to a $6.4 million decrease in investment accretion, offset by a $0.5 million decrease in interest expense and a $1.1 million increase in other income primarily related to $1.4 million of employee retention credit under the CARES Act.
Provision (benefit) for income taxes
There was $0.1 million tax benefit for the year ended December 31, 2025. For the year ended December 31, 2024, the tax expense was $0.9 million, which was primarily attributable to the treatment of the Chiesi income and a partial release of the valuation allowance.
Results of Operations for the Years Ended December 31, 2024 and 2023
The discussion of our financial condition and results of operations for the year ended December 31, 2024 and the comparison of 2024 and 2023 results included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024 is incorporated by reference into this MD&A.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2025 and 2024, we had an accumulated deficit of $1,438.9 million and $1,268.6 million, respectively.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures, including commercial planning expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We may also use cash on hand to repurchase 2027 Notes through open-market transactions, including through a Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time.
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of December 31, 2025, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under the 2027 Notes and existing operating leases.
From our inception through the year ended December 31, 2025, our operations have been financed primarily by proceeds of $1,396.9 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from the 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the Chiesi Collaboration Agreement. In addition, we have received $36.4 million as of December 31, 2025 through reimbursement related to the Chiesi Collaboration Agreement. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $136.9 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 3, 2024, we entered into the Chiesi Collaboration Agreement. In consideration and as reimbursement for our development costs, Chiesi paid us an up-front, nonrefundable payment of $160.0 million. In addition, we and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. Territory. For the year ended on December 31, 2025, we received cost-sharing payments from Chiesi in the amount of $28.6 million.
On January 28, 2026, we filed a registration statement on Form S-3, or the 2026 Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on January 28, 2026.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” and operating leases is presented in Note 11 "Commitments and Contingencies" to the Notes to Consolidated Financial Statements included in Part II, Item 8, of this Form 10-K, incorporated herein by this reference.
The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2025 and 2024 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024 included in this Annual Report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
The following table shows a summary of our cash flows for each of the years shown below:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash used in operating activities	$(171,266)	$(3,468)	$(159,158)
Net cash provided by (used in) investing activities	156,358	29,023	(110,970)
Net cash provided by (used in) financing activities	6,425	(11,488)	190,154
Effect of exchange rate changes on cash and cash equivalents	141	(102)	110
Net increase (decrease) in cash and cash equivalents	$(8,342)	$13,965	$(79,864)
Operating activities
During the year ended December 31, 2025, operating activities used approximately $171.3 million of cash, primarily resulting from a net loss of $170.4 million and changes in prepaid expenses and other current assets of $8.5 million and amortization of premium on investments of $7.3 million, reduced by changes in accrued research and development expenses of $11.2 million and stock-based compensation expense of $10.6 million.
During the year ended December 31, 2024, operating activities used approximately $3.5 million of cash, primarily resulting from a net loss of $56.5 million and amortization of premium on investments, net of accretion of discount, of $13.1 million, reduced by stock-based compensation expense of $20.6 million and changes in contract liabilities of $55.9 million.
During the year ended December 31, 2023, operating activities used approximately $159.2 million of cash, primarily resulting from a net loss of $179.8 million, changes in accrued research and development expenses of $7.8 million and amortization of premium on investments of $9.5 million, reduced by stock-based compensation expense of $28.5 million and in process research and development expense of $10.0 million.
Investing activities
During the year ended December 31, 2025, investing activities provided approximately $156.4 million of cash, primarily resulting from the maturities of marketable securities of $376.4 million, offset by purchases of marketable securities of $227.1 million.
During the year ended December 31, 2024, investing activities provided approximately $29.0 million of cash, primarily resulting from the maturities of marketable securities of $523.8 million, offset by purchases of marketable securities of $494.8 million.
During the year ended December 31, 2023, investing activities used approximately $111.0 million of cash, primarily resulting from the purchase of marketable securities of $441.7 million, offset by the maturities of marketable securities of $330.7 million.
Financing activities
During the year ended December 31, 2025, financing activities provided $6.4 million of cash, resulting from the proceeds from the exercise of warrants of $3.7 million, the proceeds from the exercise of stock options of $1.9 million and the proceeds from the issuance of common stock pursuant to the ESPP of $0.8 million.
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
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations through the fourth quarter of 2026. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing seralutinib in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain. Pending feedback from the FDA on a potential path forward for seralutinib, we also expect that the level of spending for our ongoing and planned commercial planning activities for seralutinib may increase.
Our future capital requirements will depend on many factors, including:
•the costs, timing and outcome of regulatory review of seralutinib;
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. As of December 31, 2025 our cash and cash equivalents consisted of cash, money market funds and commercial paper, and our marketable securities consisted of commercial paper, corporate debt securities and U.S. Treasury and agency securities. We do not believe that we have a material exposure to interest rate risk. A 100 basis points change in interest rates would not have a significant impact on the total value of our portfolio.
We are exposed to market risk related to changes in foreign currency exchange rates associated with our foreign operations where we conduct business in local currencies. We also contract with vendors that are located outside of the United States and certain invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. As of December 31, 2025 and 2024, we had minimal assets and liabilities denominated in foreign currencies and an immediate change of 10% in the exchange rate of the foreign currencies would result in a net impact of approximately $0.1 million in our consolidated balance sheets and consolidated statement of operations and comprehensive loss.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its 2013 Internal Control — Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement," except as described below:
•On October 31, 2025, Faheem Hasnain, CEO and President, adopted a Rule 10b5-1 trading arrangement providing for the sale of up to 1,125,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is from March 15, 2026 until December 29, 2026, or earlier if and when all transactions under the trading arrangement are completed.
On March 16, 2026, we commenced a workforce reduction of 77 individuals, constituting approximately 48% of our workforce, to reduce our operating expenses. Our remaining management and employees will continue the development of seralutinib and explore potential regulatory paths forward. This workforce reduction is expected to be substantially completed by the end of May 2026.
In connection with the workforce reduction, on March 15, 2026, Richard Aranda, M.D., resigned from his position as the Chief Medical Officer of the Company effective as of April 15, 2026. The Company expects to execute a separation agreement with Dr. Aranda in connection with his departure, pursuant to which he will receive the severance provided under his employment agreement, in exchange for a general release of claims.  Dr. Aranda will continue as a consultant to the Company to assist with transitional matters.
We currently estimate that we will incur charges associated with the workforce reduction of approximately $6.7 million primarily related to employee severance payments, benefits and related termination costs. We expect the majority of related charges to be recognized in the second and third quarters of 2026.
The estimates of the charges and expenditures that we expect to incur in connection with the workforce reduction, and the timing thereof, are subject to several assumptions and the actual amounts incurred may differ materially from these estimates. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the workforce reduction.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2026 Annual Meeting of Stockholders, or the Definitive Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Election of Directors,” “Corporate Governance,” “Our Executive Officers,” and, if applicable, “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
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
Insider Trading Policy
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
None.

Gossamer Bio, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Gossamer Bio, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gossamer Bio, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued research and development expenses
Description of the matter
As of December 31, 2025, the Company accrued $21.7 million for research and development expenses. As described in Note 2 of the consolidated financial statements, the Company records accruals for estimated research and development costs, comprising payments due for work performed by third party contractors, laboratories, participating clinical trial sites, and others. Some of these contractors bill monthly based on actual services performed, while others bill periodically based upon achieving certain contractual milestones. For the latter, the Company accrues the expenses as goods or services are used or rendered. Clinical trial site costs are accrued as patients enter and progress through the trial.

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
San Diego, California
March 17, 2026

GOSSAMER BIO, INC.
Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$37,732	$46,074
Marketable securities	99,200	248,444
Receivable from contracts with collaborators	12,227	5,338
Prepaid expenses and other current assets	18,485	10,032
Total current assets	167,644	309,888
Property and equipment, net	64	10
Operating lease right-of-use assets	4,133	5,111
Other assets	408	283
Total assets	$172,249	$315,292
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,959	$2,319
Accrued research and development expenses	21,662	10,455
Current contract liabilities	19,987	17,050
Accrued expenses and other current liabilities	15,827	15,186
Total current liabilities	63,435	45,010
Long-term convertible senior notes	198,508	197,523
Operating lease liabilities - long-term	3,460	4,398
Long-term contract liabilities	29,606	38,869
Total liabilities	295,009	285,800
Commitments and contingencies (Note 11)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 233,677,057 shares issued and outstanding as of December 31, 2025, and 226,604,138 shares issued and outstanding as of December 31, 2024	24	23
Additional paid-in capital	1,321,303	1,296,848
Accumulated deficit	(1,438,938)	(1,268,568)
Accumulated other comprehensive income (loss)	(5,149)	1,189
Total stockholders' equity (deficit)	(122,760)	29,492
Total liabilities and stockholders' equity (deficit)	$172,249	$315,292
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Revenue from sale of licenses	$—	$90,682	$—
Revenue from contracts with collaborators	48,471	24,019	—
Total revenue	48,471	114,701	—
Operating expenses:
Research and development	174,093	138,487	135,304
In process research and development	7,475	—	10,000
General and administrative	37,631	36,133	38,455
Total operating expenses	219,199	174,620	183,759
Loss from operations	(170,728)	(59,919)	(183,759)
Other income (expense)
Interest income	1,970	1,779	1,997
Interest expense	(10,989)	(11,517)	(13,511)
Other income, net	9,289	14,022	15,456
Total other income, net	270	4,284	3,942
Loss before provision (benefit) for income taxes	(170,458)	(55,635)	(179,817)
Provision (benefit) for income taxes	(88)	893	—
Net loss	$(170,370)	$(56,528)	$(179,817)
Other comprehensive income (loss):
Foreign currency translation	(6,248)	1,450	33
Unrealized income (loss) on marketable securities	(90)	89	191
Other comprehensive income (loss)	(6,338)	1,539	224
Comprehensive loss	$(176,708)	$(54,989)	$(179,593)
Net loss per share, basic and diluted	$(0.75)	$(0.25)	$(1.18)
Weighted average common shares outstanding, basic and diluted	228,519,130	226,228,016	152,621,669
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2022	94,423,181	$10	$1,044,864	$(1,032,223)	$(574)	$12,077
Issuance of common stock in connection with a private offering, net of offering costs of $10,779	129,869,440	13	201,310	—	—	201,323
Vesting of restricted stock	55,225	—	—	—	—	—
Stock-based compensation	—	—	28,518	—	—	28,518
Issuance of common stock pursuant to Employee Stock Purchase Plan	336,795	—	444	—	—	444
Issuance of common stock for restricted stock units vested	724,674	—	—	—	—	—
Net loss	—	—	—	(179,817)	—	(179,817)
Other comprehensive income	—	—	—	—	224	224
Balance as of December 31, 2023	225,409,315	$23	$1,275,136	$(1,212,040)	$(350)	$62,769
Grant of equity option pursuant to Chiesi Collaboration Agreement	—	—	464	—	—	464
Stock-based compensation	—	—	20,619	—	—	20,619
Issuance of common stock pursuant to Employee Stock Purchase Plan	767,125	—	629	—	—	629
Issuance of common stock for restricted stock units vested	427,698	—	—	—	—	—
Net loss	—	—	—	(56,528)	—	(56,528)
Other comprehensive income	—	—	—	—	1,539	1,539
Balance as of December 31, 2024	226,604,138	$23	$1,296,848	$(1,268,568)	$1,189	$29,492
Investment in merger option through issuance of stock	2,500,000	1	7,475	—	—	7,476
Exercise of warrants	1,791,823	—	3,655	—	—	3,655
Exercise of stock options	1,691,213	—	1,930	—	—	1,930
Stock-based compensation	—	—	10,555	—	—	10,555
Issuance of common stock pursuant to Employee Stock Purchase Plan	1,089,883	—	840	—	—	840
Net loss	—	—	—	(170,370)	—	(170,370)
Other comprehensive loss	—	—	—	—	(6,338)	(6,338)
Balance as of December 31, 2025	233,677,057	$24	$1,321,303	$(1,438,938)	$(5,149)	$(122,760)
The accompanying notes are an integral part of these consolidated financial statements.

GOSSAMER BIO, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(170,370)	$(56,528)	$(179,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24	833	1,607
Stock-based compensation expense	10,555	20,619	28,518
In process research and development expenses	7,475	—	10,000
Amortization of operating lease right-of-use assets	978	3,318	2,778
Amortization of long-term debt discount and issuance costs	985	1,086	1,321
Amortization of premium on investments, net of accretion of discounts	(7,278)	(13,062)	(9,450)
Net realized gain on investments	(5)	—	—
Loss on disposal of property and equipment	—	806	726
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	(6,889)	(5,338)	—
Prepaid expenses and other current assets	(8,453)	62	(3,892)
Other assets	(125)	335	62
Operating lease liabilities	(961)	(3,386)	(2,982)
Accounts payable	(2,747)	(1,656)	3,990
Accrued expenses	1,448	(10,718)	(835)
Accrued research and development expenses	11,207	2,676	(7,847)
Accrued compensation and benefits	(784)	1,701	(3,240)
Contract liabilities	(6,326)	55,919	—
Accrued interest expense	—	(135)	(97)
Net cash used in operating activities	(171,266)	(3,468)	(159,158)
Cash flows from investing activities
Purchase of marketable securities	(227,107)	(494,777)	(441,670)
Maturities of marketable securities	376,400	523,800	330,700
Sales of marketable securities	7,144	—	—
Purchase of property and equipment	(79)	—	—
Net cash provided by (used in) investing activities	156,358	29,023	(110,970)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants in a private offering, net of offering costs	—	—	201,323
Proceeds from issuance of common stock under Employee Stock Purchase Plan	840	629	444
Proceeds from the exercise of stock options	1,930	—	—
Proceeds from the exercise of warrants	3,655	—	—
Proceeds from issuance of equity option pursuant to stock purchase agreement	—	464	—
Principal repayments of long-term debt	—	(12,581)	(11,613)
Net cash provided by (used in) financing activities	6,425	(11,488)	190,154
Effect of exchange rate changes on cash and cash equivalents	141	(102)	110
Net increase (decrease) in cash and cash equivalents	(8,342)	13,965	(79,864)
Cash and cash equivalents, at the beginning of the period	46,074	32,109	111,973
Cash and cash equivalents, at the end of the period	$37,732	$46,074	$32,109

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,000	$10,561	$12,288

Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$—	$5,298	$—
Change in unrealized gain (loss) on marketable securities, net	$(90)	$89	$191
The accompanying notes are an integral part of these consolidated financial statements.

Gossamer Bio, Inc. Notes to Consolidated Financial Statements
Note 1—Description of Business
Gossamer Bio, Inc. (including its subsidiaries, referred to as "we," "us," "our,", or the “Company”) is a clinical-stage clinical biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of pulmonary hypertension ("PH") including pulmonary arterial hypertension ("PAH") and PH associated with interstitial lung disease ("PH-ILD"). The Company was incorporated in the state of Delaware on October 25, 2015 (originally as FSG Bio, Inc.) and is based in San Diego, California.
The consolidated financial statements include the accounts of Gossamer Bio, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions among the consolidated entity have been eliminated in consolidation.
Liquidity and Going Concern
The Company has incurred significant operating losses since its inception. As of December 31, 2025, the Company had an accumulated deficit of $1,438.9 million. From the Company’s inception through the year ended December 31, 2025, the Company has funded its operations primarily through equity financings, convertible senior notes and the Chiesi Collaboration Agreement (as defined in Note 12 below).
The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities, in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
If the Company is not able to obtain the required funding, through equity or debt financings, license agreements for seralutinib in domestic or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or there is an event of default affecting the Company’s 2027 Notes, there will be a material adverse effect on commercialization and development operations, and the Company's ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with our clinical development, pre-commercialization activities, extend payment terms with suppliers, suspend or curtail planned operations or cease operations entirely. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations into the first quarter of 2027.
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
Segments
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment. The identification of a single operating and reportable segment is consistent with the management approach as the CODM regularly reviews consolidated financial information for the purpose of assessing performance and allocating resources. See Note 13. Segment Reporting to the consolidated financial statements.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximate their fair value.
Marketable Securities
The Company considers securities with original maturities of greater than three months to be marketable securities. The Company has the ability, if necessary, to liquidate any of its marketable securities to meet its liquidity needs in the next 12 months. Accordingly, those investments with contractual maturities greater than one year from the date of purchase are classified as current assets on the accompanying consolidated balance sheets which reflects management’s intention to use the proceeds from sales of these securities to fund our operations, as necessary. The Company’s marketable securities consist of U.S. Treasury and agency securities, commercial paper and corporate debt securities. Marketable securities are recorded at fair value and unrealized gains and losses are recorded within accumulated other comprehensive loss. The estimated fair value of the marketable securities is determined based on quoted market prices or rates for similar instruments. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income, net in the Company's consolidated statements of operation and comprehensive loss. The Company does not generally intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity. The Company has determined that there were no material declines in fair values of its investments due to credit-related factors as of December 31, 2025.
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
Convertible Senior Notes
The Company accounts for the 2027 Notes as a liability measured at amortized cost. The carrying amount was calculated by measuring the fair value of similar debt instruments that do not have associated convertible features. The excess of the principal amount over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2027 Notes. Issuance costs were recorded as a reduction to the principal amount of the 2027 Notes and are being amortized to interest expense over the term of the 2027 Notes.
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
In process research and development
In process research and development costs relate to a milestone payment to Pulmokine for the initiation of the Phase 3 clinical trial for seralutinib and acquisition of the Respira Merger Option.
Patent Costs
Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.
Income Taxes
Income taxes are recorded in accordance with Financial Accounting Standards Board (“FASB”) ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company does not recognize any deferred taxes related to the U.S. taxes on foreign earnings as we recognize these taxes as a period cost.
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
The Company is subject to taxation in the United States, California, Florida, Ireland and Luxembourg. As of December 31, 2025, the Company’s tax years since inception are subject to examination by taxing authorities due to the Company’s unutilized net operating losses ("NOLs") and tax credits.
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
In December 2023, the FASB issued ASU 2023-09 Income Taxes (Topics 740): Improvements to Income Tax Disclosures, to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We have adopted this standard for our fiscal year ended December 31, 2025 on a retrospective basis, and the adoption did not have a material impact on our consolidated financial statements and related disclosures. See Note 7, Income Taxes, to the consolidated financial statements.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as further clarified by ASU 2025-01, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, issued in January, 2025, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, to address suggestions received from stakeholders on the ASC and to make other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods. The Company is currently evaluating the impact of adopting ASU No. 2024-12 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2024-11 on its consolidated financial statements and related disclosures.
Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial position, results of operations, cash flows or disclosures.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	December 31,
	2025	2024	2023
2027 Notes	12,321,900	12,321,900	12,321,900
Shares issuable upon exercise of stock options	47,436,953	34,416,337	23,626,115
Shares issuable upon exercise of Chiesi Equity Option	—	22,433,809	—
Shares issuable upon exercise of warrants	30,675,537	32,467,360	32,467,360
Nonvested shares under performance stock units	4,126,962	—	—
Nonvested shares under restricted stock grants	—	—	427,698
Total potentially dilutive securities	94,561,352	101,639,406	68,843,073
Note 3—Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued compensation and benefits	$11,211	$11,995
Operating lease liabilities	938	961
Accrued consulting fees	1,807	841
Accrued interest	833	833
Accrued legal fees	84	65
Accrued accounting fees	449	180
Accrued other	499	311
Accrued income tax	6	—
Total accrued expenses and other current liabilities	$15,827	$15,186
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2025
Money market funds	$22,228	$22,228	$—	$—
U.S. Treasury and agency securities	8,090	8,090	—	—
Commercial paper	73,592	—	73,592	—
Corporate debt securities	27,377	—	27,377	—
As of December 31, 2024
Money market funds	$25,264	$25,264	$—	$—
U.S. Treasury and agency securities	56,900	56,900	—	—
Commercial paper	188,653	—	188,653	—
Corporate debt securities	19,963	—	19,963	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of December 31, 2025 and 2024, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
As of December 31, 2025 and 2024, the interest receivable was $0.3 million and $0.2 million, respectively. Interest receivable is recorded as a component of prepaid expenses and other current assets on the consolidated balance sheets.
As of December 31, 2025 and 2024 the fair value of the Company's 2027 Notes was $138.3 million and $110.0 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy (see Note 5).
Available for Sale Investments
The Company invests its excess cash in U.S. Treasury and agency securities, corporate debt securities, and commercial paper, which are classified as available-for-sale investments. These investments are carried at fair value and are included in the tables below. The Company evaluates securities with unrealized losses to determine whether such losses, if any, are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded in other income, net in the Company's consolidated statements of operations and comprehensive loss. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets.

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of December 31, 2025 and 2024 are as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of December 31, 2025
U.S Treasury and agency securities	$8,088	$2	$—	$8,090
Corporate debt securities	27,359	18	—	27,377
Commercial paper	73,544	49	(1)	73,592
Total marketable securities	$108,991	$69	$(1)	$109,059
Number of securities with unrealized losses			1
As of December 31, 2024
U.S. Treasury and agency securities	$56,875	$25	$—	$56,900
Corporate debt securities	19,950	$13	—	19,963
Commercial paper	188,537	142	(26)	188,653
Total marketable securities	$265,362	$180	$(26)	$265,516
Number of securities with unrealized losses			5
As of December 31, 2025 and 2024, the Company classified $22.2 million and $25.3 million, respectively, of assets with original maturities of three months or less as cash and cash equivalents.
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company does not intend to sell these debt securities that are in an unrealized loss position, and it is not more likely than not that the Company will be required to sell these debt securities before recovery of their amortized cost bases, which may be at maturity. Based on the credit quality of the debt securities, and the Company’s estimates of future cash flows to be collected from those securities, the Company believes the unrealized losses are not credit losses. As of December 31, 2025 and 2024, there were no material declines in the market value of the Company's available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of December 31, 2025, were as follows (in thousands):

Estimated Fair Value
Less than one year	$109,059
Greater than one year	—
Total	$109,059
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5—Indebtedness
Credit Facility
On May 2, 2019, the Company entered into a credit, guaranty and security agreement, as amended on September 18, 2019, July 2, 2020, December 7, 2022 and February 14, 2023 (the “Credit Facility”), with MidCap Financial Trust (“MidCap”), as agent and lender, and the additional lenders party thereto from time to time (together with MidCap, the “Lenders”), pursuant to which the Lenders, agreed to make term loans available to the Company for working capital and general business purposes, in a principal amount of up to $150.0 million in term loan commitments, including a $30.0 million term loan that was funded at the closing date, with the ability to access the remaining $120.0 million in two additional tranches

(each $60.0 million), subject to specified availability periods, the achievement of certain clinical development milestones, minimum cash requirements and other customary conditions. On May 3, 2024, the Credit Facility was terminated and the Company recorded a $7.7 million payment of the outstanding debt balance in full and discharged, which released the Company from the obligations under the Credit Facility, and Lenders’ security interests in the Company’s assets and property were released. Unamortized debt discount and issuance costs were written off and recorded in interest expense on the consolidated statements of operations and comprehensive loss. As of December 31, 2025, the Company has no further obligations under the Credit Facility.
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
The Company did not have the right to redeem the 2027 Notes prior to June 6, 2024. As of December 31, 2025, the Company has not redeemed the 2027 Notes. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of December 31, 2025, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of December 31, 2025 and 2024, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
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
The net carrying amount of the 2027 Notes was as follows (in thousands):

	December 31,
	2025	2024
Principal amount	$200,000	$200,000
Unamortized debt discount	(1,398)	(2,321)
Unamortized debt issuance cost	(94)	(156)
Net carrying amount	$198,508	$197,523
The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual interest expense	$10,000	$10,000	$10,000
Amortization of debt discount	923	873	826
Amortization of debt issuance cost	62	59	56
Total interest expense related to the 2027 Notes	$10,985	$10,932	$10,882
Note 6—Licenses, Asset Acquisitions and Contingent Consideration
The following purchased assets were accounted for as asset acquisitions as substantially all of the fair value of the assets acquired were concentrated in a group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of employees and early stage of development. Because the assets had not yet received regulatory approval, the fair value attributable to these assets was recorded as in process research and development (“IPR&D”) expenses in the Company’s consolidated statements of operations and comprehensive loss for the years ended December 31, 2025, 2024, and 2023.
The Company accounts for contingent consideration payable upon achievement of certain regulatory, development or sales milestones in such asset acquisitions when the underlying contingency is met.
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly-owned subsidiary of XOMA Royalty Corporation. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the FDA approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million, which was accrued in 2023, in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its consolidated statements of operations and comprehensive loss. As of December 31, 2025, no other milestones had been accrued as the underlying contingencies had not yet been met.
The Company recorded the following IPR&D expense on the consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2025	2024	2023
Seralutinib	$—	$—	$10,000

Note 7—Income Taxes
The amount of net loss before taxes for the years ended December 31, 2025, 2024, and 2023 is as follows:

	December 31,
	2025	2024	2023
	(in thousands)
U.S. loss before taxes	$138,048	$32,178	$134,073
Foreign loss before taxes	32,410	23,457	45,736
Pre-tax Loss	$170,458	$55,635	$179,809

A reconciliation of income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023 is as follows:

	December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$(94)	$886	$—
State	6	7	8
Total income tax expense (benefit)	$(88)	$893	$8
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025, 2024 and 2023 are shown below. The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2025 was an increase of $45.0 million.

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses	$132,088	$97,940	$122,987
Deferred loss	9,323	10,575	—
Capital loss	20,163	20,348	—
Tax credits	60,579	44,803	45,445
Amortization	2,409	2,646	6,919
Stock-based compensation	11,239	10,984	9,886
Lease liability	937	1,135	726
Accrued compensation	1,979	547	1,887
Section 174 capitalization	30,242	35,715	34,268
Other	5,621	5,076	43
Total gross deferred tax assets	274,580	229,769	222,161

Deferred tax liabilities:
Other	(13)	(3)	—
Right of use asset	(881)	(1,083)	(660)
Property, plant and equipment	—	—	(108)
Total gross deferred tax liabilities	(894)	(1,086)	(768)
Valuation allowance	(273,686)	(228,683)	(221,393)
Net deferred tax asset	$—	$—	$—
As of December 31, 2025, the Company had federal and state NOL carryforwards of approximately $540.6 million and $10.2 million, respectively. The majority of the federal NOL carryforwards can be carried forward indefinitely and be available to offset up to 80% of future taxable income each year. The state NOL carryforwards begin to expire in 2036. As of December 31, 2025, the Company also has Irish NOL carryforwards of approximately $143.3 million, which can be carried forward indefinitely.
As of December 31, 2025, the Company also had orphan drug credit and federal research tax credit carryforwards of approximately $65.8 million and California research tax credits of $12.0 million. The federal research tax credit carryforwards begin to expire in 2038, and the California research tax credit carryforward does not expire and can be carried forward indefinitely until utilized.
Upon adoption of ASU 2023-09, the differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax (benefit) expense are summarized as follows:

	Year Ended December 31, 2025
	(in thousands)
Federal statutory income tax rate	$(35,795)	21.0%
State income taxes, net of federal benefit (1)	5	—%
Foreign Tax Effects
Ireland
Statutory tax rate difference between Ireland and United States	4,245	(2.5%)
Change in valuation allowance	1,916	(1.1%)
Other Adjustments	644	(0.4%)
Tax Credits
Research and development credit, net	(1,386)	0.8%
Orphan Drug Credit, net	(14,230)	8.3%
Change in valuation allowance	41,203	(24.2%)
Nontaxable or nondeductible items
Non-Deductible Interest	2,307	(1.4%)
Other	1,277	(0.7%)
Other Adjustments	(274)	0.2%
Effective Tax Rate	$(88)	—%
(1) Income taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.
The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

	Year Ended December 31,
Reconciliation to U.S. Statutory Rate	2024	2023
Federal statutory income tax rate	21.00%	21.00%
Change in valuation allowance	(12.38%)	(8.73%)
Research and experimentation credits	3.03%	5.69%
Foreign rate differential	(3.75%)	(2.13%)
GILTI	(4.72%)	—%
Stock-based compensation	(4.61%)	(1.44%)
Nondeductible interest	(4.13%)	(1.27%)
Domestic/Foreign Restructuring Impact	2.52%	(12.49%)
Other	1.44%	(0.62%)
Effective Tax Rate	(1.60%)	0.01%
The NOL carryforward may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax respectively. In general, an ownership change as defined by Sections 382 and 383, results from the transactions increasing ownership of certain stockholders or public groups in the stock of the corporation of more than 50 percentage points over a three-year period. The Company had an ownership change with the IPO in February of 2019 which resulted in no forfeiture of NOLs or credits. The Company had an additional ownership change in July of 2023, which resulted in a significant limitation on the Company's utilization of its NOLs and is expected to result in forfeiture of some federal net operating losses and all of the pre-change federal credits. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.
The Company files income tax returns in the United States, California, Florida and Ireland. Due to the Company’s losses incurred, the Company is subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as tax expense. For the years ended December 31, 2025, 2024 and 2023 and as of December 31, 2025 and 2024, there were no accruals for interest related to unrecognized tax benefits or tax penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2025, 2024, and 2023, excluding interest and penalties, is as follows:

	December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of the year	$13,919	$13,654	$10,572
Decrease related to prior year positions	(1,359)	(2,028)	—
Increase related to current year positions	2,902	2,293	3,082
Balance at the end of the year	$15,462	$13,919	$13,654
Included in the balance of unrecognized tax benefits at December 31, 2025 is $15.5 million that, if recognized, would not impact the Company’s income tax benefit or effective tax rate as long as the Company's deferred tax asset remains subject to a full valuation allowance.
The company did not make any material income tax payments for federal, state or foreign purposes.
Note 8—Stockholders’ Equity (Deficit)
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
Any shares subject to repurchase by the Company are not deemed, for accounting purposes, to be outstanding until those shares vest. As such, the Company recognizes the measurement date fair value of the restricted stock over the vesting period as compensation expense. As of December 31, 2025, there were no shares of common stock subject to repurchase by the Company. The unvested stock liability related to these awards is immaterial to all periods presented.
Chiesi Equity Option
On May 3, 2024, pursuant to the Chiesi Collaboration Agreement (as defined in Note 12 below) the Company granted to Chiesi (as defined in Note 12 below) an option to purchase directly from the Company, on one or more occasions, up to an aggregate number of shares of the Company’s common stock (the "Equity Option") such that immediately following such issuance, Chiesi’s beneficial ownership of the Company’s common stock shall not exceed 9.9% of the total number of issued and outstanding shares of the Company’s common stock. The Equity Option shall be exercisable by Chiesi, in whole or in part, at any time prior to the earliest to occur of the date on which (a) the last patient is last dosed in either (i) the PROSERA Phase 3 study for PAH or (ii) a Phase 3 clinical trial for the PH-ILD Indication, (b) any third party commences a tender offer or exchange offer for more than 50% of the outstanding shares of the Company’s common stock, and (c) the Company publicly announces its intent to consummate a GB002, Inc. change of control. The purchase price of each share the Company’s common stock subject to the Equity Option shall be equal to 107.5% of the daily volume-weighted average per share price of the Company’s common stock on The Nasdaq Stock Market over the 30-trading day period ending on and including the last trading day prior to the date on which Chiesi delivers an exercise notice to the Company; provided that such purchase price shall be no less than $1.63 per share. The shares of the Company’s common stock to be issued will be issued in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving any public offering, pursuant to the terms of a stock issuance agreement to be entered into between the Company and Chiesi in connection with each such exercise of the Equity Option. The Company evaluated the Equity Option granted to Chiesi as consideration payable to a customer and determined it qualified under ASC 718. Due to the market condition included in the Equity Option, the Company used the Geometric Brownian Motion/Monte Carlo model to determine fair market value. The value of the Equity Option is $0.5 million, which is included in additional paid-in capital on the Company's consolidated balance sheets. In November 2025, the Equity Option expired and is no longer exercisable.
Note 9—Equity Incentive Plans
2023 Equity Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of December 31, 2025, an aggregate of 1,856,658 shares of common stock were available for issuance under the 2023 Inducement Plan, and 4,811,455 shares of common stock were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be added to the shares reserved under the 2019 Plan. The Company’s board of directors and stockholders approved an amendment and restatement to the 2019 Plan in 2025 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2019 Plan by 11,350,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2026 and ending with January 1, 2035, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of December 31, 2025, an aggregate of 8,445,734 shares of common stock were available for issuance under the 2019 Plan and 44,796,989 shares of common stock were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the years ended December 31, 2025 and 2024, 1,089,883 shares and 767,125 shares were issued pursuant to the ESPP, respectively. As of December 31, 2025, an aggregate of 5,721,970 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of December 31, 2025, 1,955,471 shares of common stock were subject to outstanding options under the 2017 Plan, and no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
The following assumptions were used to estimate the fair value of stock option awards granted to employees under the Company’s equity incentive plans and the shares purchasable under the ESPP during the periods presented:

Year Ended December 31,
	2025	2024	2023
Employee Stock Options
Expected term (in years)	4.6 - 6.1	4.6 - 6.1	1.0 - 7.0
Risk-free interest rate	3.70% - 4.47%	3.59% - 4.50%	3.36% - 4.73%
Volatility	98.10% - 105.73%	100.72% - 104.51%	70.01% - 170.69%
Dividend yield	—	—	—

Employee Stock Purchase Plan
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	3.66% -4.31%	3.88% - 5.27%	3.88% - 5.27%
Volatility	75.01% - 92.92%	83.96% - 151.54%	83.96% - 151.54%
Dividend yield	—	—	—

The following table summarizes stock option activity for the years ended December 31, 2025, 2024 and 2023:

	Shares Subject to Options Outstanding		Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	Shares	Weighted- Average Exercise Price
				(in thousands)
Outstanding as of December 31, 2022	17,487,165	$9.24	8.1	$47
Options granted	17,159,617	$1.16
Options exercised	—	$—
Options forfeited/cancelled	(11,020,667)	$11.07
Outstanding as of December 31, 2023	23,626,115	$2.52	7.9	$369
Options granted	13,006,228	$0.96
Options exercised	—	$—
Options forfeited/cancelled	(2,216,006)	$2.25
Outstanding as of December 31, 2024	34,416,337	$1.95	7.5	$598
Options granted	15,988,420	$1.23
Options exercised	(1,691,213)	$1.14
Options forfeited/cancelled	(1,276,591)	$1.79
Outstanding as of December 31, 2025	47,436,953	$1.74	7.4	$84,257
Options vested and expected to vest as of December 31, 2025	47,436,953	$1.74	7.4	$84,257
Options exercisable as of December 31, 2025	21,205,852	$2.48	6.2	$32,775
The weighted-average grant date fair value per share for the stock options granted during the year ended December 31, 2025, 2024 and 2023 was $0.98, $0.78 and $3.88, respectively.
The aggregate fair value of stock options that vested during the years ended December 31, 2025, 2024 and 2023 was $9.3 million, $15.7 million and $22.7 million, respectively.
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price and the exercise price of the stock options. There were no options exercised during the years ended December 31, 2024 and 2023. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2025 was $2.7 million.
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
Given that the warrants are indexed to the Company's shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the consideration received from the issuance of the warrants as additional paid-in capital on the Company's consolidated balance sheets. During the year ended December 31, 2025, 1,791,823 warrants were exercised. As of December 31, 2025, there were 30,675,537 warrants outstanding.

Restricted Stock
There was no restricted stock outstanding during the year ended December 31, 2025. The summary of the Company’s restricted stock activity during the years ended December 31, 2024 and 2023 is as follows:

	Number of Restricted Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	1,350,035	$10.83
Granted	—	—
Vested	(779,900)	10.67
Forfeited / cancelled	(142,437)	11.39
Nonvested at December 31, 2023	427,698	$10.92
Granted	—	—
Vested	(427,698)	10.92
Forfeited / cancelled	—	—
Nonvested at December 31, 2024	—	$—
As of December 31, 2025, there was no unrecognized stock-based compensation expense related to the unvested restricted stock awards.
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
All PSUs vest in full upon the earlier of (i) the approval of an NDA for seralutinib or (ii) a Change in Control (as defined in the 2019 Plan), in either case on or prior to the fourth anniversary of the grant date, and subject to the participant not experiencing a termination of service prior to the applicable vesting date. In the event the PSUs have not vested on or prior to the fourth anniversary of the grant date due to the failure of either of the above events to occur, the PSUs will be forfeited on such date. As of December 31, 2025, the Company determined that the achievement of the performance condition of the PSUs is not probable, and therefore no compensation expense was recorded during the year ended December 31, 2025.
There were no performance stock units outstanding during the years ended December 31, 2024 and 2023. The summary of the Company’s performance stock units activity during the year ended December 31, 2025 is as follows:

	Number of Performance Stock Units Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	—	$—
Granted	4,191,337	1.70
Vested	—	—
Forfeited / cancelled	(64,375)	1.25
Nonvested at December 31, 2025	4,126,962	$1.71
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s consolidated statements of operations and comprehensive loss as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Research and development	$5,221	$10,172	$15,871
General and administrative	5,334	10,447	12,647
Total stock-based compensation expense	$10,555	$20,619	$28,518

At December 31, 2025, the total unrecognized stock-based compensation expense related to the unvested stock option awards granted was $19.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.5 years.
As of December 31, 2025, the total unrecognized stock-based compensation expense related to the unvested performance stock units granted was $7.1 million, which the Company expects to recognize over a weighted-average period of approximately 1.1 years.
As of December 31, 2025, the total unrecognized compensation expense related to the ESPP was $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.
Note 10—Property and Equipment, Net
The Company’s property and equipment, net consisted of the following (in thousands):

	Estimated Useful Life (in years)	December 31, 2025	December 31, 2024
Lab equipment	2-5	193	193
Leasehold improvements	6-7	78	—
Total property and equipment		271	193
Less: accumulated depreciation		(207)	(183)
Property and equipment, net		$64	$10
Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $0.8 million and $1.6 million, respectively, and was recorded in general and administrative expense and research and development expense, respectively, on the consolidated statements of operations and comprehensive loss. The depreciation expense for the year ended December 31, 2025 was immaterial.
Note 11—Commitments and Contingencies
Leases
The Company previously leased certain office and laboratory space under a non-cancelable operating lease which expired in January 2025.
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date. As of December 31, 2025, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes.
Monthly rent expense is recognized on a straight-line basis over the term of the leases. The operating leases are included in the consolidated balance sheets at the present value of the lease payments at an incremental borrowing rate of 7% for each of the initial leased space and expansion space expiring in January 2025 and 12.4% for the office lease commenced on August 1, 2024 using the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment as the leases do not provide an implicit rate. As of December 31, 2025, the weighted average remaining lease term was 3.8 years, and weighted-average discount rate was 12.4%.
Lease costs were comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$1,567	$3,706	$3,114
Short-term lease cost	17	48	52
Total lease cost	$1,584	$3,754	$3,166

Cash paid for amounts included in the measurement of operating lease liabilities as of December 31, 2025, 2024 and 2023 was $1.8 million, $3.8 million and $3.3 million, respectively.
Gross future minimum annual rental commitments as of December 31, 2025, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31,
2026	$1,417
2027	1,406
2028	1,448
2029	1,237
Total undiscounted rent payments	$5,508

Present value discount	(1,110)
Present value of lease payments	$4,398
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	938
Operating lease liabilities - long-term	3,460
Total operating lease liability	$4,398

Note 12 - Significant Agreements and Contracts
On May 3, 2024, the Company, GB002, Inc., a Delaware corporation and wholly-owned subsidiary of the Company and Gossamer Bio 002 Ltd., a corporation organized and existing under the laws of Ireland and indirect wholly-owned subsidiary of the Company, entered into a global collaboration and license agreement (the “Chiesi Collaboration Agreement”) with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc. (collectively, “Chiesi”). The Company concluded that there were four distinct performance obligations under the Chiesi Collaboration Agreement: the U.S. Territory license (as defined below), the ROW Territory license (as defined below), the research and development services of PAH clinical development and the research and development services of PH-ILD clinical development. Revenue associated with the licenses was recognized upon delivery in May 2024. In addition, the Company granted to Chiesi an option to purchase the Equity Option, as described in Note 8, "Stockholders Equity."
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
Research and Development Services. The progress towards completion of two distinct performance obligations related to PAH and PH-ILD research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated PAH and PH-ILD research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the US. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, the Company recognized $42.3 million and $23.5 million, respectively, for the PAH and PH-ILD research and development performance obligations. For the years ended December 31, 2025 and 2024, the Company recognized $6.2 million and $0.7 million, respectively, for the PAH and PH-ILD commercial planning activities.
Milestone Payments. The Company determined that as of December 31, 2025, it is not probable that a significant revenue reversal will not occur related to the potential milestone payments as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No milestone payments were recognized during the year ended December 31, 2025.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the year ended December 31, 2025.
The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the year ended December 31, 2025 and 2024 (in thousands):

Balance, December 31, 2023	$—
Payments received in advance	159,536
Revenue from sale of US license	(78,947)
Revenue from sale of ROW license	(11,721)
Revenue from PAH research and development service performance obligations satisfied during reporting period	(9,555)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(1,291)
Effect of exchange rate changes on contract liabilities	(2,103)
Balance, December 31, 2024	55,919
Revenue from PAH research and development service performance obligations satisfied during reporting period	(9,436)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(3,311)
Effect of exchange rate changes on contract liabilities	6,421
Balance, December 31, 2025	$49,593
As of December 31, 2025, the contract liability amount of $49.6 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 3.0 years, which represents the remaining research period under the Chiesi Collaboration Agreement. As of December 31, 2025, the current contract liability balance of $20.0 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $29.6 million is classified as a long-term liability.
As of December 31, 2025, the Company recorded $12.2 million in accounts receivable associated with the Chiesi Collaboration Agreement. The payments are typically due 30 days after quarterly invoices are issued.
The following table presents the Company's contract revenues from the Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

	Year ended December 31,
	2025	2024
Revenue from Chiesi Collaboration Agreement:
Point in Time:
US License	$—	$78,947
ROW License	—	11,721
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	9,436	9,555
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	3,311	1,291
Revenue from PAH research and development costs subject to reimbursement	15,999	10,246
Revenue from PH-ILD research and development costs subject to reimbursement	13,578	2,380
Revenue from PAH commercial costs subject to reimbursement	5,554	538
Revenue from PH-ILD commercial costs subject to reimbursement	665	116
Effect of exchange rate changes on revenue	(72)	(93)
Total revenue from Chiesi Collaboration Agreement	$48,471	$114,701

Note 13 - Segment Information
Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the CODM in making decisions regarding the allocation of resources and assessing performance. The Company's CODM is its chief executive officer. The Company views its operations and manages its business as one operating segment. The Company's operating segment derives its revenues from the Chiesi Collaboration Agreement. The CODM assesses performance for the Company's single operating segment and decides how to allocate resources based on research and development expenses incurred, which is a component of the Company's consolidated net loss as reported on the consolidated statement of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total consolidated assets. Further, segment depreciation expense and segment asset additions are consistent with consolidated amounts reported within the consolidated statement of cash flows given the Company's operations are aggregated within a single reportable segment. The CODM uses research and development expenses and results of clinical trial activities completed to date to evaluate how to allocate the Company's resources to advance seralutinib.
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total revenue	$48,471	$114,701	$—
Less:
Seralutinib	173,635	129,247	103,158
Other segment items (1)	45,564	45,373	80,601
Interest income	(1,970)	(1,779)	(1,997)
Interest expense	10,989	11,517	13,511
Other income, net	(9,289)	(14,022)	(15,456)
Income tax expense	(88)	893	—
Segment net loss	$(170,370)	$(56,528)	$(179,817)
(1) Other segment items include general and administrative expenses, which are provided to the CODM regularly, but are included within other segment items as they are not utilized as part of the decision making process as it relates to the allocation of resources. Further, R&D expenses for other terminated programs are also provided to the CODM. These costs include employee expenses, as well as allocations of consolidated overhead and stock compensation. Other segment items also include IPR&D expense related to the acquisition of the Respira Merger Option.

Note 14 - Investments in Variable Interest Entities
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
The Merger Option was valued at $7.5 million based on the value of the 2,500,000 shares of common stock issued using the Company's share price as of September 24, 2025, which was $2.99 per share of common stock. The option value was recognized as IPR&D expense in the Company's consolidated statements of operations and comprehensive loss.
The Company does not consolidate Respira as the Company lacks the power to direct the activities that significantly impact the economic success of Respira. The Company's maximum loss exposure to Prana, prior to the exercise of the option to acquire, is limited to the Merger Option and cost reimbursements for certain research and development activities, which will be recognized as research and development expenses in the Company's consolidated statements of operations and comprehensive loss as incurred.
Note 15 - Subsequent events
The Company has evaluated all subsequent events and transactions through the filing date.
On March 15, 2026, and in accordance with the terms of the 2019 Plan, the Company's board of directors (the "Board") approved a stock option repricing (the “2026 Option Repricing”) whereby the exercise price of each Eligible Option (as defined below) will be immediately reduced to the closing stock price on March 19, 2026. For purposes of the 2026 Option Repricing, “Eligible Options” with respect to the 2026 Option Repricing are 48,725,528 outstanding stock options as of March 17, 2026 (vested or unvested) granted under the 2019 Plan and held by those eligible employees of the Company identified by the Board, including the Company’s executive officers. Except for the reduction in the exercise prices of the Eligible Options as described above, the Eligible Options will retain their existing terms and conditions as set forth in the 2019 Plan and the applicable award agreements.
On March 16, 2026, we commenced a workforce reduction of 77 individuals, constituting approximately 48% of our workforce, to reduce our operating expenses. Our remaining management and employees will continue the development of seralutinib and explore potential regulatory paths forward. This workforce reduction is expected to be substantially completed by the end of May 2026.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation.	10-Q	8/8/2023	3.1
3.2	Amended and Restated By laws.	8-K	11/27/2023	3.1
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Description of Securities Registered under Section 12 of the Exchange Act.	10-K	2/26/2021	4.3
4.3	Indenture, dated as of May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.4	First Supplemental Indenture, dated May 21, 2020, by and between the Registrant and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.5	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.5).	8-K	5/21/2020	4.3
4.6	Form of Warrant.	8-K	7/20/2023	4.1
10.1#	Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.1
10.2#	Form of stock option grant notice and stock option agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.2
10.3#	Form of restricted stock grant notice and restricted stock agreement under Gossamer Bio, Inc. 2017 Equity Incentive Plan, as amended.	S-1	12/21/2018	10.3
10.4#	Form of Founder restricted stock grant notice and restricted stock agreement.	S-1	12/21/2018	10.4
10.5#	Gossamer Bio, Inc. 2019 Incentive Award Plan, as amended and restated.	DEF 14A	4/29/2025	Appendix A
10.6#	Gossamer Bio, Inc. Performance Stock Unit Agreement under the 2019 Equity Incentive Plan	10-Q	11/5/2025	10.1
10.7#	Gossamer Bio, Inc. 2019 Employee Stock Purchase Plan.	S-1/A	1/23/2019	10.6
10.8#	Gossamer Bio, Inc. Non-Employee Director Compensation Program.	10-K	3/13/2025	10.7
10.9#	Gossamer Bio, Inc. Restricted Stock Unit Agreement under the 2019 Equity Incentive Plan.	10-Q	5/12/2020	10.1
10.10#	Gossamer Bio, Inc. 2023 Employment Inducement Incentive Award Plan and Form of Stock Option Agreement thereunder.	8-K	11/27/2023	10.1
10.11#	Letter Agreement, dated November 16, 2020, by and between Faheem Hasnain and the Registrant.	10-K	2/26/2021	10.11
10.12#	Employment Letter, dated December 4, 2018, by and between Bryan Giraudo and the Registrant.	S-1	12/21/2018	10.10
10.13#	Employment Letter, dated December 4, 2018, by and between Christian Waage and the Registrant.	S-1	12/21/2018	10.11
10.14#	Employment Letter, dated April 16, 2021, by and between Caryn Peterson and the Registrant.	10-Q	8/9/2021	10.1
10.15#	Employment Letter, dated June 21, 2021, by and between Richard Aranda and the Registrant.	10-Q	8/9/2021	10.3
10.16#	Employment Letter, dated November 25, 2023, by and between Robert Smith and the Registrant.	10/K	3/5/2024	10.15
10.17#	Form of Indemnification Agreement.	S-1	12/21/2018	10.14
10.18†	Exclusive License Agreement, dated October 2, 2017, by and between GB002, Inc., the Registrant and Pulmokine, Inc.	S-1	12/21/2018	10.17
10.19	Stock Purchase Agreement, dated July 12, 2022, by and among the Registrant and the Purchasers named therein.	8-K	7/13/2022	10.1
10.20	Securities Purchase Agreement, dated July 19, 2023, by and among the Registrant and the Purchasers named therein.	8-K	7/20/2023	10.1
10.21#	Form of Option Repricing and Cancellation Agreement.	10-Q	8/8/2023	10.1
10.22 †	Collaboration and License Agreement dated May 3, 2024 by and among GB002, Inc., Gossamer Bio 002 Ltd. and Gossamer Bio, Inc. on the one hand and CHIESI Farmaceutici S.p.A and CHIESI USA, Inc. on the other hand.	10-Q	8/12/2024	10.1
19.1	Gossamer Bio, Inc. Insider Trading Compliance Policy and Procedures	10-K	3/13/2025	19.1

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
Exhibit Number		Form	Date	Number
21.1	List of Subsidiaries of the Registrant.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	3/5/2024	97
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

#	Indicates management contract or compensatory plan.
†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOSSAMER BIO, INC.

By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
Date	March 17, 2026
SIGNATURES AND POWER OF ATTORNEY
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Faheem Hasnain	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 17, 2026
Faheem Hasnain

/s/ Bryan Giraudo	Chief Operating Officer and Chief Financial Officer (principal financial and accounting officer)	March 17, 2026
Bryan Giraudo

/s/ Russell Cox	Director	March 17, 2026
Russell Cox

/s/ Thomas Daniel, M.D.	Director	March 17, 2026
Thomas Daniel, M.D.

/s/ Sky Drynan	Director	March 17, 2026
Sky Drynan

/s/ Sandra Milligan, M.D., J.D.	Director	March 17, 2026
Sandra Milligan, M.D., J.D.

/s/ Steven Nathan, M.D.	Director	March 17, 2026
Steven Nathan, M.D.

/s/ John Quisel, J.D., Ph.D.	Director	March 17, 2026
John Quisel, J.D., Ph.D.