Form 10-Q
period 2026-03-31
Gossamer Bio, Inc.
filed 2026-05-15
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of May 12, 2026, the registrant had 234,696,281 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$41,028	$37,732
Marketable securities	58,187	99,200
Receivable from contracts with collaborators	9,252	12,227
Prepaid expenses and other current assets	16,069	18,485
Total current assets	124,536	167,644
Property and equipment, net	59	64
Operating lease right-of-use assets	3,906	4,133
Other assets	398	408
Total assets	$128,899	$172,249
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$10,822	$5,959
Accrued research and development expenses	17,395	21,662
Current contract liabilities	8,741	19,987
Accrued expenses and other current liabilities	19,548	15,827
Total current liabilities	56,506	63,435
Long-term convertible senior notes	198,763	198,508
Operating lease liabilities - long-term	3,213	3,460
Long-term contract liabilities	31,900	29,606
Total liabilities	290,382	295,009
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 234,696,282 shares issued and outstanding as of March 31, 2026, and 233,677,057 shares issued and outstanding as of December 31, 2025	24	24
Additional paid-in capital	1,328,119	1,321,303
Accumulated deficit	(1,485,602)	(1,438,938)
Accumulated other comprehensive loss	(4,024)	(5,149)
Total stockholders' deficit	(161,483)	(122,760)
Total liabilities and stockholders' equity (deficit)	$128,899	$172,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2026	2025
Revenue:
Revenue from contracts with collaborators	$16,955	$9,889
Total revenue	16,955	9,889
Operating expenses:
Research and development	43,075	38,041
General and administrative	18,746	8,658
Total operating expenses	61,821	46,699
Loss from operations	(44,866)	(36,810)
Other income (expense)
Interest income	354	294
Interest expense	(2,755)	(2,746)
Other income, net	603	2,624
Total other income (loss), net	(1,798)	172
Net loss	$(46,664)	$(36,638)
Other comprehensive income (loss):
Foreign currency translation	1,192	(1,903)
Unrealized loss on marketable securities	(67)	(110)
Other comprehensive income (loss)	1,125	(2,013)
Comprehensive loss	$(45,539)	$(38,651)
Net loss per share, basic and diluted	$(0.20)	$(0.16)
Weighted average common shares outstanding, basic and diluted	234,137,364	226,818,051
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2025	233,677,057	$24	$1,321,303	$(1,438,938)	$(5,149)	$(122,760)
Exercise of stock options	211,460	—	220	—	—	220
Stock-based compensation	—	—	6,304	—	—	6,304
Issuance of common stock pursuant to Employee Stock Purchase Plan	807,765	—	292	—	—	292
Net loss	—	—	—	(46,664)	—	(46,664)
Other comprehensive income	—	—	—	—	1,125	1,125
Balance as of March 31, 2026	234,696,282	$24	$1,328,119	$(1,485,602)	$(4,024)	$(161,483)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2024	226,604,138	$23	$1,296,848	$(1,268,568)	$1,189	$29,492
Exercise of stock options	112,617	—	132	—	—	132
Stock-based compensation	—	—	2,405	—	—	2,405
Issuance of common stock pursuant to Employee Stock Purchase Plan	504,507	—	372	—	—	372
Net loss	—	—	—	(36,638)	—	(36,638)
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Balance as of March 31, 2025	227,221,262	$23	$1,299,757	$(1,305,206)	$(824)	$(6,250)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(46,664)	$(36,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	5	6
Stock-based compensation expense	6,304	2,405
Amortization of operating lease right-of-use assets	227	336
Amortization of long-term debt discount and issuance costs	255	241
Amortization of premium on marketable securities, net of accretion of discounts	(660)	(2,667)
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	2,975	(1,245)
Prepaid expenses and other current assets	2,416	(926)
Other assets	10	(27)
Operating lease liabilities	(227)	(336)
Accounts payable	6,156	(937)
Accrued expenses and other current liabilities	(234)	490
Accrued research and development expenses	(4,267)	4,301
Accrued compensation and benefits	1,435	(5,844)
Contract liabilities	(8,952)	(1,383)
Accrued interest expense	2,500	2,500
Net cash used in operating activities	(38,721)	(39,724)
Cash flows from investing activities
Purchase of marketable securities	(24,994)	(101,012)
Maturities of marketable securities	66,600	123,100
Purchase of property and equipment	—	(26)
Net cash provided by investing activities	41,606	22,062
Cash flows from financing activities
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	292	372
Proceeds from the exercise of stock options	220	132
Net cash provided by financing activities	512	504
Effect of exchange rate changes on cash and cash equivalents	(101)	105
Net increase (decrease) in cash and cash equivalents	3,296	(17,053)
Cash and cash equivalents, at the beginning of the period	37,732	46,074
Cash and cash equivalents, at the end of the period	$41,028	$29,021

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Supplemental disclosure of noncash investing and financing activities:
Change in unrealized gain (loss) on marketable securities, net	$(67)	$(110)
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
Liquidity and Going Concern
The Company has incurred significant operating losses since its inception. As of March 31, 2026, the Company had an accumulated deficit of $1,485.6 million. From the Company’s inception through March 31, 2026, the Company has funded its operations primarily through equity financings, convertible senior notes and the Chiesi Collaboration Agreement (as defined in Note 10 below).
The Company’s existing cash and cash equivalents are not sufficient to fund operating plans for at least one year from the issuance date of these financial statements. Accordingly, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities, in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
On March 16, 2026, we commenced a workforce reduction of 73 individuals, constituting approximately 46% of our workforce, to reduce our operating expenses. Our remaining management and employees will continue the development of seralutinib and explore potential regulatory paths forward. This workforce reduction is expected to be substantially completed by the end of May 2026. The estimated charges associated with the workforce reduction are approximately $6.1 million primarily related to employee severance payments, benefits and related termination costs. These charges were recognized in the first quarter of 2026.

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The Company's accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions of the Securities and Exchange Commission (“SEC”) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2026. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2025, has been derived from the audited consolidated financial statements at that date.
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
Segments
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment. The identification of a single operating and reportable segment is consistent with the management approach as the CODM regularly reviews consolidated financial information for the purpose of assessing performance and allocating resources. See Note 11, "Segment Reporting" for more information.
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
Major Customer and Concentration of Credit Risk
During the three months ended March 31, 2026, Chiesi was the Company's principal customer, accounting for 100% of its revenue. Consequently, Chiesi represented 100% of the Company's accounts receivable balance as of March 31, 2026, and December 31, 2025.
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

Recent Accounting Pronouncements - Adopted
In July, 2025, the FASB issued ASU No. 2025-05, Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that the current conditions as of balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Entities that use the practical expedient are required to apply the amendments prospectively. The ASU No. 2025-05 does not have the impact on the Company.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as further clarified by ASU 2025-01, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, issued in January, 2025, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03.
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
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three months ended March 31,
	2026	2025
2027 Notes	12,321,900	12,321,900
Shares issuable upon exercise of stock options	58,816,985	47,739,962
Shares issuable upon exercise of Chiesi Equity Option	—	22,494,904
Shares issuable upon exercise of warrants	30,675,537	32,467,360
Nonvested shares under restricted stock grants	8,150,987	—
Total potentially dilutive securities	109,965,409	115,024,126
Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Accrued compensation and benefits	$12,646	$11,211
Operating lease liabilities	957	938
Accrued consulting fees	1,602	1,807
Accrued interest	3,333	833
Accrued legal fees	181	84
Accrued accounting fees	393	449
Accrued income tax	6	6
Accrued other	430	499
Total accrued expenses and other current liabilities	$19,548	$15,827

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of March 31, 2026
Money market funds	$24,350	$24,350	$—	$—
U.S. Treasury and agency securities	17,150	17,150	—	—
Commercial paper	37,420	—	37,420	—
Corporate debt securities	8,000	—	8,000	—
As of December 31, 2025
Money market funds	$22,228	$22,228	$—	$—
U.S. Treasury and agency securities	8,090	8,090	—	—
Commercial paper	73,592	—	73,592	—
Corporate debt securities	27,377	—	27,377	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was $0.1 million and $0.3 million interest receivable as of March 31, 2026 and December 31, 2025, respectively. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed balance sheets.
As of March 31, 2026 and December 31, 2025, the fair value of the Company’s 2027 Notes was $78.5 million and $138.3 million, respectively. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 5, "Indebtedness," for more information.
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of March 31, 2026 and December 31, 2025 are as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of March 31, 2026
U.S. Treasury and agency securities	$17,150	$—	$—	$17,150
Corporate debt securities	8,000	—	—	8,000
Commercial paper	33,036	6	(5)	33,037
Total marketable securities	$58,186	$6	$(5)	$58,187
Number of securities with unrealized losses			6

As of December 31, 2025
U.S. Treasury and agency securities	$8,088	$2	$—	$8,090
Corporate debt securities	27,359	18	—	27,377
Commercial paper	73,544	49	(1)	73,592
Total marketable securities	$108,991	$69	$(1)	$109,059
Number of securities with unrealized losses			1
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of March 31, 2026 and December 31, 2025, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of March 31, 2026, were as follows (in thousands):

Estimated Fair Value
Less than one year	$58,187
Greater than one year	—
Total	$58,187
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
The Company did not have the right to redeem the 2027 Notes prior to June 6, 2024. As of March 31, 2026, the Company has not redeemed the 2027 Notes. On or after June 6, 2024 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem the 2027 Notes, in whole or in part, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect on (1) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In the case of any optional redemption, the Company will redeem the 2027 Notes at a redemption price equal to 100% of the principal amount of such Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If the Company undergoes a fundamental change prior to the maturity date of the 2027 Notes, holders of the 2027 Notes may require the Company to repurchase for cash all or part of their 2027 Notes at a repurchase price equal to 100% of the principal amount of the 2027 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.
The indenture governing the 2027 Notes provides for customary terms and covenants, including that upon certain events of default, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2027 Notes then outstanding may declare the unpaid principal amount of the 2027 Notes and accrued and unpaid interest, if any, thereon immediately due and payable. As of March 31, 2026, the Company was in compliance with these covenants. In the case of certain events of bankruptcy, insolvency or reorganization, the principal amount of the 2027 Notes together with accrued and unpaid interest, if any, thereon will automatically become and be immediately due and payable.
As of March 31, 2026, there were no events or market conditions that would allow holders to convert the 2027 Notes. When the 2027 Notes become convertible within 12 months of the balance sheet date, the carrying value of the 2027 Notes will be reclassified to short-term.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes.
The net carrying amount of the 2027 Notes was as follows (in thousands):

	March 31, 2026	December 31, 2025
Principal amount	$200,000	$200,000
Unamortized debt discount	(1,159)	(1,398)
Unamortized debt issuance cost	(78)	(94)
Net carrying amount	$198,763	$198,508

The following table sets forth the interest expense recognized related to the 2027 Notes (in thousands):

	Three months ended March 31,
	2026	2025
Contractual interest expense	$2,500	$2,500
Amortization of debt discount	239	226
Amortization of debt issuance cost	16	15
Total interest expense related to the 2027 Notes	$2,755	$2,741
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
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly-owned subsidiary of XOMA Royalty Corporation. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the Food and Drug Administration ("FDA") approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million, which was accrued in 2023, in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its condensed consolidated statements of operations and comprehensive loss. As of March 31, 2026, no other milestones had been accrued as the underlying contingencies had not yet been met.
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
Note 8 - Equity Incentive Plans
2023 Employment Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of March 31, 2026, an aggregate of 1,751,033 shares of common stock were available for issuance under the 2023 Inducement Plan. As of March 31, 2026 and December 31, 2025, 4,917,080 and 4,811,455 shares of common stock, respectively, were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. The Company’s board of directors and stockholders approved an amendment and restatement to the 2019 Plan in 2025 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2019 Plan by 11,350,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2026 and ending with January 1, 2035, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the

Company’s board of directors. As of March 31, 2026, an aggregate of 4,619,694 shares of common stock were available for issuance under the 2019 Plan. As of March 31, 2026 and December 31, 2025, 60,173,197 and 44,796,989 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the three months ended March 31, 2026, 807,765 shares were issued pursuant to the ESPP. As of March 31, 2026, an aggregate of 7,250,975 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of March 31, 2026 and December 31, 2025, 1,877,695 and 1,955,471 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of March 31, 2026, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
Effective March 19, 2026, and in accordance with the terms of the 2019 Plan, the Company's board of directors approved a stock option repricing (the “Option Repricing”) whereby the exercise price of each Eligible Option (as defined below) was immediately reduced to $0.45 per share, the closing stock price on March 19, 2026. For purposes of the Option Repricing, “Eligible Options” were 48,725,528 outstanding stock options as of March 19, 2026 (vested or unvested) granted under the 2019 Plan and held by those eligible employees of the Company identified by the Company's board of directors, including the Company’s executive officers. The reduced exercise price became effective immediately after the repricing. Except for the reduction in the exercise prices of the Eligible Options as described above, the Eligible Options will retain their existing terms and conditions as set forth in the 2019 Plan and the applicable award agreements.
The repricing resulted in $2.9 million of incremental cost, which was calculated using the Black-Scholes option-pricing model, of which $1.4 million of the incremental cost was recognized immediately, and $1.5 million of the incremental cost will be recognized on the straight-line basis over the remaining vesting period of the repriced options. The incremental cost is included in general and administrative expense and research and development expense on the condensed consolidated statements of operations and comprehensive loss.

The following table summarizes stock option activity during the three months ended March 31, 2026:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2025	47,436,953	$1.74	7.4	$84,257
Options granted	60,881,410	$0.94
Options exercised	(211,460)	$1.04
Options forfeited/cancelled	(49,289,918)	$1.84
Outstanding as of March 31, 2026	58,816,985	$0.82	7.4	$—
Options vested and expected to vest as of March 31, 2026	58,816,985	$0.82	7.4	$—
Options exercisable as of March 31, 2026	25,364,126	$1.11	6.3	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on March 31, 2026 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised was $0.3 million during the three months ended March 31, 2026. There was no significant aggregate intrinsic value related to stock options exercised during the three months ended March 31, 2025.
The weighted-average grant date fair value per share for the stock option grants during the three months ended March 31, 2026 and 2025 was $2.30 and $0.90, respectively.
The aggregate fair value of stock options that vested during the three months ended March 31, 2026 and 2025 was $4.1 million and $4.4 million, respectively.
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
During the three months ended March 31, 2026, no warrants were exercised. As of March 31, 2026, there were 30,675,537 warrants outstanding.
Restricted Stock
Restricted stock grants include performance stock units ("PSUs") and restricted stock units ("RSUs").
The fair value of the PSUs is determined based on the closing market price of the Company's common stock on the grant date. Compensation expense for PSUs is recognized if and when the Company concludes that it is probable that the performance conditions will be achieved. The Company reassesses the probability of vesting at each reporting period for awards with performance conditions and adjusts compensation expense based on its probability assessment.
All PSUs vest in full upon the earlier of (i) the approval of an NDA for seralutinib or (ii) a Change in Control (as defined in the 2019 Plan), in either case on or prior to the fourth anniversary of the grant date, and subject to the participant not experiencing a termination of service prior to the applicable vesting date. In the event the PSUs have not vested on or prior to the fourth anniversary of the grant date due to the failure of either of the above events to occur, the PSUs will be forfeited on such date. As of March 31, 2026, the Company determined that the achievement of the performance condition of the PSUs is not probable, and therefore no compensation expense was recorded during the three months ended March 31, 2026.

The summary of the Company’s restricted stock grants activity during the three months ended March 31, 2026 is as follows:

	Number of Restricted Stock Grants Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2025	4,126,962	$1.71
Granted	4,039,821	2.88
Forfeited	(15,796)	1.79
Nonvested at March 31, 2026	8,150,987	$2.29
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended March 31,
	2026	2025
Research and development	$2,771	$1,138
General and administrative	3,533	1,267
Total stock-based compensation expense	$6,304	$2,405
As of March 31, 2026, the total unrecognized compensation expense related to the unvested stock option awards granted was $44.8 million, which the Company expects to recognize over a weighted-average period of approximately 2.8 years.
As of March 31, 2026, the total unrecognized stock-based compensation expense related to the unvested restricted stock granted was $18.0 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
As of March 31, 2026, the total unrecognized compensation expense related to the ESPP was $1.0 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.
Note 9 - Commitments and Contingencies
Leases
The Company previously leased certain office and laboratory space under a non-cancelable operating lease, which expired in January 2025.
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date. As of March 31, 2026, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes.
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
As of March 31, 2026, the weighted average remaining lease term was 3.6 years and weighted average discount rate was 12.4%.

Lease costs were comprised of the following (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$358	$492
Short-term lease cost	6	6
Total lease cost	$364	$498
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2026 and 2025 was $0.4 million and $0.8 million, respectively.
Gross future minimum annual rental commitments as of March 31, 2026, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2026 (remaining 9 months)	1,058
2027	1,406
2028	1,448
2029	1,237
Total undiscounted rent payments	$5,149

Present value discount	(979)
Present value of lease payments	$4,170
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	957
Operating lease liabilities - long-term	3,213
Total operating lease liability	$4,170

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
In consideration and as reimbursement for the Company’s development costs, Chiesi agreed to pay the Company an up-front, nonrefundable payment of $160 million. Additionally, the Company will be eligible to receive up to $146 million in regulatory milestones and $180 million in sales milestones. In the U.S. Territory, the parties agreed to share commercial profits and losses equally. In the ROW Territory, Chiesi will pay the Company an escalating mid-to-high teens percentage royalty on net sales of Licensed Product for PAH and additional indications on a Licensed Product-by-Licensed Product and country-by-country basis with such payment obligations beginning on the first commercial sale of Licensed Product in such country and expiring on a country-by-country basis on the latest of (a) the expiration of a valid claim to the Company's patent right in such country, (b) the expiration of regulatory exclusivity, and (c) the date that is 10 years after the first commercial sale of such Licensed Product in such country.
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
Research and Development Services. The progress towards completion of two distinct performance obligations related to PAH and PH-ILD research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated PAH and PH-ILD research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its condensed consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2026 and 2025, the Company recognized $14.9 million and $9.2 million, respectively, for the PAH and PH-ILD research and development performance obligations. For the three months ended March 31, 2026 and 2025, the Company recognized $2.0 million and $0.7 million, respectively, for the PAH and PH-ILD commercialization activities.
Milestone Payments. The Company determined that as of March 31, 2026, it is not probable that a significant revenue reversal will not occur related to the potential milestone payments as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No milestone payments were recognized during the three months ended March 31, 2026 and 2025.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three months ended March 31, 2026 and 2025.

The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the three months ended March 31, 2026 and 2025 (in thousands):

	2026	2025
Balance, January 1	$49,593	$55,919
Revenue from PAH research and development service performance obligations satisfied during reporting period	(7,057)	(2,789)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(603)	(547)
Effect of exchange rate changes on contract liabilities	(1,292)	1,953
Balance, March 31	$40,641	$54,536
As of March 31, 2026, the contract liability amount of $40.6 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 4.8 years, which represents the remaining research period under the Chiesi Collaboration Agreement. As of March 31, 2026, the current contract liability balance of $8.7 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $31.9 million is classified as a long-term liability.
As of March 31, 2026, the Company recorded $9.3 million in accounts receivable associated with the Chiesi Collaboration Agreement. The payments are typically due 30 days after quarterly invoices are issued.
The following table presents the Company's contract revenues from the Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

	Three months ended March 31,
	2026	2025
Revenue from Chiesi Collaboration Agreement:
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	7,057	$2,789
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	603	547
Revenue from PAH research and development costs subject to reimbursement	2,458	4,412
Revenue from PH-ILD research and development costs subject to reimbursement	4,821	1,431
Revenue from PAH commercial costs subject to reimbursement	1,973	677
Revenue from PH-ILD commercial costs subject to reimbursement	—	64
Effect of exchange rate changes on revenue	43	(31)
Total revenue from Chiesi Collaboration Agreement	$16,955	$9,889

Note 11 - Segment Information
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
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended March 31,
	2026	2025
Total revenue	$16,955	$9,889
Less:
Seralutinib	42,350	36,282
Other segment items (1)	19,471	10,417
Interest income	(354)	(294)
Interest expense	2,755	2,746
Other income, net	(603)	(2,624)
Segment net loss	$(46,664)	$(36,638)
(1) Other segment items include general and administrative expenses, which are provided to the CODM regularly, but are included within other segment items as they are not utilized as part of the decision making process as it relates to the allocation of resources. Further, R&D expenses for other terminated programs are also provided to the CODM. These costs include employee expenses, as well as allocations of consolidated overhead and stock compensation. Other segment items also include costs related to Respira (as defined in Note 13 below).

Note 12 - Income Taxes
We calculate the interim income tax provision in accordance with Accounting Standards Codification Topic 270, Interim Reporting, ("ASC 270"), and Topic 740, Accounting for Income Taxes, ("ASC 740"). At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. Our annual effective tax rate from continuing operations was 0% for the three months ended March 31, 2026 and 2025.

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
On September 24, 2025, the Company entered into an option agreement with Prana Bio, Inc. (“Prana”) to acquire Prana and its wholly-owned subsidiary, Respira Therapeutics, Inc. ("Respira") via merger (the "Respira Merger Option"). The Company identified Prana as a VIE but does not consolidate Prana as the Company lacks the power to direct the activities that significantly impact the economic success of Prana. Pursuant to the agreement, the Company issued 2,500,000 shares of its common stock as consideration for the option grant and agreed to issue up to an additional 1,500,000 shares of common stock following the exercise of the option. Concurrent with the option agreement, the Company entered into a research funding agreement with Prana whereas the Company agreed to provide up to a total of $7.8 million to Respira to carry out chemistry, manufacturing, and controls (“CMC”) activities related to Respira’s RT234 drug program.
The Respira Merger Option was valued at $7.5 million based on the value of the 2,500,000 shares of common stock issued using the Company's share price as of September 24, 2025, which was $2.99 per share of common stock. The option value was recognized as IPR&D expense in the Company's condensed consolidated statements of operations and comprehensive loss.

The Company does not consolidate Respira as the Company lacks the power to direct the activities that significantly impact the economic success of Respira. The Company's maximum loss exposure to Prana, prior to the exercise of the option to acquire, is limited to the Respira Merger Option and cost reimbursements for certain research and development activities, which will be recognized as research and development expenses in the Company's condensed consolidated statements of operations and comprehensive loss as incurred.

Note 14 - Subsequent Events
The Company has evaluated all subsequent events and transactions through the filing date. There were no material events that impacted the condensed consolidated financial statements or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis and the unaudited interim condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 17, 2026.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, including performance under the Chiesi Collaboration Agreement business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, the timing and likelihood of regulatory filings and approvals for seralutinib, timing and likelihood of success, plans and objectives of management for future operations, the potential impact of U.S. trade policy, including tariffs, and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this quarterly report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this quarterly report and are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” of this report, Part I, Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K filed with the SEC on March 17, 2026, and Part II, Item 1A, “Risk Factors” of our subsequently filed quarterly reports. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. All forward-looking statements are qualified in their entirety by this cautionary statement, which is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH, including PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In May 2024, we entered into the Chiesi Collaboration Agreement focused on the development and commercialization of seralutinib. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In February 2026, we announced topline results from the Phase 3 PROSERA Study in PAH patients. Seralutinib demonstrated a placebo-adjusted improvement in the primary endpoint, 6MWD at Week 24, of 13.3 meters (p = 0.0320), missing the prespecified alpha threshold of 0.025. We believe seralutinib demonstrates a risk benefit profile that supports continued regulatory dialogue. Subject to the outcomes of interactions with the FDA, the Company expects to submit a New Drug Application to the FDA for seralutinib for the treatment of PAH in September 2026. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD, and this indication remains an area of focus for us. In October 2025, we activated the first clinical site for the global registrational Phase 3 SERANATA Study for the treatment of PH-ILD. Enrollment in the SERANATA Study was paused in February 2026 to support disciplined resource allocation and to evaluate the implications of PROSERA as we engage with regulators. However, we plan to re-continue PH-ILD development work when feasible based on such resource allocation decisions. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings and the Chiesi Collaboration Agreement. As of March 31, 2026, we had $99.2 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended March 31, 2026 and 2025, our net loss was $46.7 million and $36.6 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1,485.6 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
Other income (expense), net
Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) investment accretion, (3) research and development tax credit, (4) other miscellaneous income (expense) and (5) interest expense.
Provision for income taxes
Our tax provision from income taxes is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the three months ended March 31, 2026, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 17, 2026.

Results of Operations – Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our selected statements of operations data for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		2026 vs 2025
	2026	2025	Change
	(in thousands)
Revenue:
Revenue from contracts with collaborators	16,955	9,889	7,066
Total revenue	16,955	9,889	7,066
Operating expenses:
Research and development	43,075	38,041	5,034
General and administrative	18,746	8,658	10,088
Total operating expenses	61,821	46,699	15,122
Loss from operations	(44,866)	(36,810)	(8,056)
Other income (expense)
Interest income	354	294	60
Interest expense	(2,755)	(2,746)	(9)
Other income, net	603	2,624	(2,021)
Total other income (loss), net	(1,798)	172	(1,970)
Net loss	$(46,664)	$(36,638)	$(10,026)
Revenue
Our revenue is generated from our ongoing collaboration with Chiesi and consists of ongoing research and development service performance and cost-sharing payments for performance of research and development and pre-commercial services. For the three months ended March 31, 2026 and 2025, our revenue was $17.0 million and $9.9 million, respectively, for an increase of $7.1 million, which was attributable to an increase in research and development and pre-commercial services.
Research and development expenses
Research and development expenses were $43.1 million for the three months ended March 31, 2026, compared to $38.0 million for the three months ended March 31, 2025, for an increase of $5.0 million, which was primarily attributable to an increase of $6.1 million of costs associated with clinical trials for seralutinib and an increase of $0.7 million of costs associated with Respira, offset by a decrease of $1.8 million of costs associated with preclinical studies and clinical trials for terminated programs.
The following table shows our research and development expenses by program for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
	(in thousands)
Seralutinib	$42,350	$36,282
Other programs	725	—
Terminated programs	—	1,759
Total research and development	$43,075	$38,041
General and administrative expenses
General and administrative expenses were $18.7 million for the three months ended March 31, 2026, compared to $8.7 million for the three months ended March 31, 2025, for an increase of $10.1 million, which was primarily attributable to a $1.7 million increase in commercial expenses, a $4.6 million increase in personnel expense due to severance, a $2.2 million increase in stock-based compensation expense and a $1.2 million increase in professional services expense.

Other income (loss), net
Other loss, net was $1.8 million for the three months ended March 31, 2026, compared to the other income, net of $0.2 million for the three months ended March 31, 2025, for a decrease of $2.0 million, which was primarily attributable to a $2.1 million decrease in investment accretion.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2026, we had an accumulated deficit of $1,485.6 million.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of March 31, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under the 2027 Notes and existing operating leases.
From our inception through March 31, 2026, our operations have been financed primarily by proceeds of $1,396.9 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from the 2027 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the Chiesi Collaboration Agreement. In addition, we have received $48.6 million as of March 31, 2026 through reimbursement related to the Chiesi Collaboration Agreement. As of March 31, 2026 we had cash, cash equivalents and marketable securities of $99.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 3, 2024, we entered into the Chiesi Collaboration Agreement. In consideration and as reimbursement for our development costs, Chiesi paid us an up-front, nonrefundable payment of $160.0 million. In addition, we and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. Territory. For the three months ended March 31, 2026, we received cost-sharing payments from Chiesi in the amount of $12.2 million.
On January 28, 2026, we filed a registration statement on Form S-3 ASR, or the 2026 Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective upon filing. On March 17, 2026, we filed Post-Effective Amendment No. 1 and Post-Effective Amendment No. 2 to the 2026 Shelf Registration Statement, which became effective on March 18, 2026, to convert the registration statement to a non-automatic shelf registration statement as we were no longer a “well-known seasoned issuer.”
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness” and operating leases is presented in Note 9 "Commitments and Contingencies" to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
For additional information regarding our collaboration with Chiesi, see Note 10 “Significant Agreements and Contracts” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2025 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our consolidated condensed financial statements as of and for the three months ended March 31, 2026 and 2025 included in this Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
The following table shows a summary of our cash flows for each of the three months ended March 31, 2026 and 2025, respectively:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(38,721)	$(39,724)
Net cash provided by investing activities	41,606	22,062
Net cash provided by financing activities	512	504
Effect of exchange rate changes on cash and cash equivalents	(101)	105
Net increase (decrease) in cash and cash equivalents	$3,296	$(17,053)
Operating activities
During the three months ended March 31, 2026, operating activities used approximately $38.7 million of cash, primarily resulting from a net loss of $46.7 million and changes in contract liabilities of $9.0 million, reduced by changes in accounts payable of $6.2 million, changes in stock-based compensation expense of $6.3 million, changes in receivable from contracts with collaborators of $3.0 million and changes in prepaid expenses and other current assets of $2.4 million.
During the three months ended March 31, 2025, operating activities used approximately $39.7 million of cash, primarily resulting from the net loss of $36.6 million and changes in accrued compensation and benefits of $5.8 million, reduced by changes in stock-based compensation expense of $2.4 million.
Investing activities
During the three months ended March 31, 2026, investing activities provided approximately $41.6 million of cash, primarily resulting from the maturities of marketable securities of $66.6 million, offset by the purchases of marketable securities of $25.0 million.
During the three months ended March 31, 2025, investing activities provided approximately $22.1 million of cash, primarily resulting from the maturities of marketable securities of $123.1 million, offset by the purchases of marketable securities of $101.0 million.

Financing activities
During the three months ended March 31, 2026, financing activities provided $0.5 million of cash, primarily resulting from the proceeds from issuance of common stock pursuant to the ESPP of $0.3 million and the proceeds from the exercise of stock options of $0.2 million.
During the three months ended March 31, 2025, financing activities provided $0.5 million of cash, primarily resulting from the proceeds from issuance of common stock pursuant to the ESPP of $0.4 million and the proceeds from the exercise of stock options of $0.1 million.
Funding requirements
Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities, will be sufficient to fund our operations into the first quarter of 2027. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing seralutinib in clinical trials and seeking regulatory approval is costly, and the timing of progress and expenses in these trials is uncertain. Pending feedback from the FDA on a potential path forward for seralutinib, we also expect that the level of spending for our ongoing and planned commercial planning activities for seralutinib may increase.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 17, 2026.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. Regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained. We are currently subject to the following legal proceeding:

Kinnamon vs. Gossamer Bio, Inc., et. al.
On March 31, 2026, Daniel Kinnamon, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors in the United States District Court for the Southern District of California (Case No. 3:26-cv-2016-CAB-AHG). The complaint was filed on behalf of all persons who purchased or otherwise acquired the Company’s securities between June 16, 2025 and February 20, 2026. The complaint alleges that the Company, certain of its executive officers and directors made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. On May 4, 2026, the Court entered an order staying any answer or response to the complaint pending the appointment of a lead plaintiff and lead counsel. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 17, 2026.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	8/8/2023	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.3	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.4	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
4.5	Form of Warrant	8-K	7/20/2023	4.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X
101.LAB	XBRL Taxonomy Label Linkbase Document				X
101.PRE	XBRL Presentation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	May 15, 2026	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2026	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)