Form 10-Q
period 2026-06-30
Gossamer Bio, Inc.
filed 2026-08-13
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of August 8, 2026, the registrant had 488,846,722 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$41,148	$37,732
Marketable securities	15,878	99,200
Receivable from contracts with collaborators	6,105	12,227
Prepaid expenses and other current assets	9,594	18,485
Total current assets	72,725	167,644
Property and equipment, net	55	64
Operating lease right-of-use assets	3,658	4,133
Other assets	429	408
Total assets	$76,867	$172,249
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,951	$5,959
Accrued research and development expenses	9,680	21,662
Current contract liabilities	7,068	19,987
Current convertible senior notes	36,145	—
Warrant liability at fair value	18,291	—
Embedded derivative liability at fair value	42,938	—
Accrued expenses and other current liabilities	17,710	15,827
Total current liabilities	137,783	63,435
Long-term convertible senior notes	—	198,508
Operating lease liabilities - long-term	2,958	3,460
Long-term contract liabilities	30,155	29,606
Total liabilities	170,896	295,009
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 700,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 488,846,723 shares issued and outstanding as of June 30, 2026, and 233,677,057 shares issued and outstanding as of December 31, 2025	50	24
Additional paid-in capital	1,378,357	1,321,303
Accumulated deficit	(1,468,702)	(1,438,938)
Accumulated other comprehensive loss	(3,734)	(5,149)
Total stockholders' deficit	(94,029)	(122,760)
Total liabilities and stockholders' deficit	$76,867	$172,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue:
Revenue from contracts with collaborators	$9,238	$11,489	$26,193	$21,378
Total revenue	9,238	11,489	26,193	21,378
Operating expenses:
Research and development	26,412	41,575	69,487	79,616
General and administrative	8,900	8,679	27,646	17,337
Total operating expenses	35,312	50,254	97,133	96,953
Loss from operations	(26,074)	(38,765)	(70,940)	(75,575)
Other income (expense)
Interest income	268	542	622	836
Interest expense	(2,705)	(2,744)	(5,460)	(5,490)
Remeasurement of warrant liability	1,602	—	1,602	—
Remeasurement of derivative liability	4,113	—	4,113	—
Gain on debt extinguishment	43,846	—	43,846	—
Other income (loss), net	(4,150)	2,694	(3,547)	5,318
Total other income, net	42,974	492	41,176	664
Net income (loss)	$16,900	$(38,273)	$(29,764)	$(74,911)
Other comprehensive income (loss):
Foreign currency translation	291	(4,195)	1,483	(6,098)
Unrealized loss on marketable securities	(1)	(69)	(68)	(179)
Other comprehensive income (loss)	290	(4,264)	1,415	(6,277)
Comprehensive income (loss)	$17,190	$(42,537)	$(28,349)	$(81,188)
Net income (loss) per share, basic	$0.05	$(0.17)	$(0.11)	$(0.33)
Net loss per share, diluted	$(0.08)	$(0.17)	$(0.24)	$(0.33)
Weighted average common shares outstanding, basic	320,014,255	227,275,466	277,313,038	227,048,022
Weighted average common shares outstanding, diluted	328,776,495	227,275,466	287,855,108	227,048,022
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2025	233,677,057	$24	$1,321,303	$(1,438,938)	$(5,149)	$(122,760)
Exercise of stock options	211,460	—	220	—	—	220
Stock-based compensation	—	—	6,304	—	—	6,304
Issuance of common stock pursuant to Employee Stock Purchase Plan	807,765	—	292	—	—	292
Net loss	—	—	—	(46,664)	—	(46,664)
Other comprehensive income	—	—	—	—	1,125	1,125
Balance as of March 31, 2026	234,696,282	$24	$1,328,119	$(1,485,602)	$(4,024)	$(161,483)
Stock-based compensation	—	—	2,463	—	—	2,463
Issuance of common stock and warrants in connection with the exchange of the 2027 Notes, net of issuance costs	254,150,441	26	47,775	—	—	47,801
Net income	—	—	—	16,900	—	16,900
Other comprehensive income	—	—	—	—	290	290
Balance as of June 30, 2026	488,846,723	$50	$1,378,357	$(1,468,702)	$(3,734)	$(94,029)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2024	226,604,138	$23	$1,296,848	$(1,268,568)	$1,189	$29,492
Exercise of stock options	112,617	—	132	—	—	132
Stock-based compensation	—	—	2,405	—	—	2,405
Issuance of common stock pursuant to Employee Stock Purchase Plan	504,507	—	372	—	—	372
Net loss	—	—	—	(36,638)	—	(36,638)
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Balance as of March 31, 2025	227,221,262	$23	$1,299,757	$(1,305,206)	$(824)	$(6,250)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	101,266	—	94	—	—	94
Stock-based compensation	—	—	2,586	—	—	2,586
Net loss	—	—	—	(38,273)	—	(38,273)
Other comprehensive loss	—	—	—	—	(4,264)	(4,264)
Balance as of June 30, 2025	227,322,528	$23	$1,302,437	$(1,343,479)	$(5,088)	$(46,107)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(29,764)	$(74,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9	12
Stock-based compensation expense	8,767	4,991
Amortization of operating lease right-of-use assets	475	543
Amortization and expense of debt discount and issuance costs	5,210	486
Amortization of premium on marketable securities, net of accretion of discounts	(1,052)	(4,611)
Change in warrant liability	(1,602)	—
Change in derivative liability	(4,113)	—
Gain on debt extinguishment	(43,846)	—
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	6,122	(2,241)
Prepaid expenses and other current assets	8,891	(5,369)
Other assets	(21)	(100)
Operating lease liabilities	(475)	(534)
Accounts payable	1,565	(6,774)
Accrued expenses and other current liabilities	(1,397)	363
Accrued research and development expenses	(11,982)	5,146
Accrued compensation and benefits	(2,151)	(2,834)
Contract liabilities	(12,370)	(952)
Accrued interest expense	(411)	—
Net cash used in operating activities	(78,145)	(86,785)
Cash flows from investing activities
Purchase of marketable securities	(24,994)	(176,533)
Maturities of marketable securities	109,300	242,800
Purchase of property and equipment	—	(79)
Net cash provided by investing activities	84,306	66,188
Cash flows from financing activities
Payment of debt issuance costs in connection with the exchange of the 2027 Notes	(1,963)	—
Payment of equity issuance costs in connection with the exchange of the 2027 Notes	(1,181)	—
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	292	372
Proceeds from the exercise of stock options	220	226
Net cash provided by (used in) financing activities	(2,632)	598
Effect of exchange rate changes on cash and cash equivalents	(113)	234
Net increase (decrease) in cash and cash equivalents	3,416	(19,765)
Cash and cash equivalents, at the beginning of the period	37,732	46,074
Cash and cash equivalents, at the end of the period	$41,148	$26,309
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,075	$5,000

	Six months ended June 30,
	2026	2025
Supplemental disclosure of noncash investing and financing activities:
Unpaid debt issuance costs in connection with the exchange of the 2027 Notes	$3,631	$—
Unpaid equity issuance costs in connection with the exchange of the 2027 Notes	$2,184	$—
Issuance of common stock in connection with the exchange of 2027 Notes	$45,239	$—
Issuance of a derivative in connection with the exchange of 2027 Notes	$47,051	$—
Issuance of prefunded warrants in connection with the exchange of 2027 Notes	$5,935	$—
Issuance of purchase warrants in connection with the exchange of 2027 Notes	$19,893	$—
Issuance of 2030 Notes in connection with the exchange of 2027 Notes	$18,123	$—
Change in unrealized loss on marketable securities, net	$(68)	$(179)
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
Liquidity and Going Concern
The Company has incurred significant operating losses since its inception. As of June 30, 2026, the Company had an accumulated deficit of $1,468.7 million. From the Company’s inception through June 30, 2026, the Company has funded its operations primarily through equity financings, convertible senior notes and the Chiesi Collaboration Agreement (as defined in Note 10 below).
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
If the Company is not able to obtain the required funding, through equity or debt financings, license agreements for seralutinib in domestic or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or there is an event of default affecting the Company’s 2027 Notes and 2030 Notes (each as defined below), there will be a material adverse effect on commercialization and development operations, and the Company's ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with our clinical development, pre-commercialization activities, extend payment terms with suppliers, suspend or curtail planned operations or cease operations entirely. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations into the first quarter of 2027.
On March 16, 2026, the Company commenced a workforce reduction of 73 individuals, constituting approximately 46% of its workforce, to reduce its operating expenses. The Company's remaining management and employees will continue the development of seralutinib and explore potential regulatory paths forward. This workforce reduction is expected to be completed by the end of September 2026. The Company recognized $6.1 million of charges associated with the workforce reduction in the first quarter of 2026.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expenses, convertible debt components, stand-alone selling price of performance obligations and estimated collaboration expenses associated with the Company’s Chiesi Collaboration Agreement. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Collaborative Arrangements
The Company assesses whether its licensing and other agreements are collaborative arrangements based on whether they involve joint operating activities and whether both parties have active participation in the arrangement and are exposed to significant risks and rewards. For arrangements that the Company determines are collaborations, it identifies each unit of account, and then determines whether a customer relationship exists for that unit of account. If the Company determines a performance obligation within the collaborative arrangement to be with a customer, it applies its revenue recognition accounting policy. If a portion of a distinct bundle of goods or services within the collaborative arrangement is not with a customer, the Company applies recognition and measurement based on an analogy to authoritative accounting literature or, if there is no appropriate analogy, a reasonable, rational and consistently applied accounting policy election. To the extent the arrangement is within the scope of Accounting Standards Codification ("ASC") Topic 808, Collaborative Arrangements ("ASC 808"), the Company assesses whether aspects of the arrangement between the Company and the collaboration partner are within the scope of other accounting literature. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"). See Note 10, "Significant Agreements and Contracts," for more information.
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
Major Customer and Concentration of Credit Risk
During the six months ended June 30, 2026, Chiesi was the Company's principal customer, accounting for 100% of its revenue. Consequently, Chiesi represented 100% of the Company's accounts receivable balance as of June 30, 2026, and December 31, 2025.
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
5.00% Convertible Senior Notes due 2027 (the “2027 Notes”)
The Company accounted for the 2027 Notes under Accounting Standards Update (“ASU”) No. 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which the Company adopted on January 1, 2022 using the modified retrospective approach, and accordingly reflected the 2027 Notes as a single liability instrument as if the embedded conversion feature had not been separated. The 2027 Notes were recorded in long-term liabilities at face value net of issuance costs. Following the Company’s May 2026 irrevocable election to settle all conversions of the 2027 Notes solely in cash, the embedded conversion option no longer qualified for the derivatives scope exception for contracts in the Company’s own equity and is accounted for as a bifurcated derivative liability measured at fair value, with changes in fair value recognized in earnings. The exchange and modification of the 2027 Notes completed in June 2026 are described in Note 5.
7.50% Convertible Senior Notes due 2030 (the “2030 Notes”)
The Company accounts for the 2030 Notes under Accounting Standards Codification (“ASC”) 470, Debt. The Company identified certain embedded features of the 2030 Notes that require bifurcation from the debt host and separate accounting as a derivative liability under ASC 815-15. The bifurcated derivative was initially recorded at fair value, with an offsetting discount to the carrying amount of the 2030 Notes and is subsequently remeasured at fair value each reporting period with changes in fair value recognized in earnings; the related discount is accreted to interest expense over the term of the 2030 Notes. The terms of the 2030 Notes, including the springing maturity feature and the resulting balance sheet classification, and the issuance of the 2030 Notes in the Exchange Offer, are described in Note 5.
Debt Modifications and Extinguishments
The Company first evaluates whether a debt exchange or amendment is within the scope of the troubled debt restructuring guidance in ASC 470-60, Troubled Debt Restructurings by Debtors, which applies when the Company is experiencing financial difficulty and the lender grants a concession. If the restructuring is not a troubled debt restructuring, the Company then evaluates the exchange or amendment under ASC 470-50, Debt - Modifications and Extinguishments, to determine whether it is accounted for as an extinguishment or as a modification. When an exchange is accounted for as an extinguishment, the existing debt is derecognized at its net carrying amount, the new instruments issued are recognized at fair value, and the difference is recognized as a gain or loss on extinguishment. When an amendment is accounted for as a modification, no gain or loss is recognized and the Company continues to account for the debt using the original effective interest rate. Direct costs incurred in a debt exchange are allocated to the instruments issued based on their respective accounting classification: costs allocable to equity-classified instruments reduce additional paid-in capital; costs allocable to debt reduce the carrying amount of the debt and are accreted to interest expense; and costs allocable to instruments measured at fair value through earnings are expensed as incurred.
Recent Accounting Pronouncements - Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-05, Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that the current conditions as of balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Entities that use the practical expedient are required to apply the amendments prospectively. The adoption of ASU No. 2025-05 does not have a material impact on its consolidated financial statements and related disclosures.
Recent Accounting Pronouncements - Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as further clarified by ASU 2025-01, Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, issued in January, 2025, which requires disaggregated disclosure of certain costs and expenses on an interim and annual basis. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The disclosure updates are required to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adopting ASU No. 2024-03 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, to address suggestions received from stakeholders on the ASC and to make other incremental improvements to U.S. GAAP. The update represents changes to the ASC that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU No. 2025-12 is effective for fiscal years beginning after December 15, 2026 and interim periods. The Company is currently evaluating the impact of adopting ASU No. 2025-12 on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270), which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. ASU No. 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2025-11 on its consolidated financial statements and related disclosures.
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
Basic net income is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Prefunded warrants are considered outstanding for the purposes of computing basic and diluted net loss per share because shares may be issued for little or no additional consideration and are fully vested and exercisable after the original issuance date of the pre-funded warrants. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period and dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. Dilutive common stock equivalents are comprised of warrants, options outstanding under the Company's stock option plans, options outstanding under the Company's stock purchase agreement and 2027 Notes, on an as converted basis.
Basic and diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(in thousands, except share and per share amounts)	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Numerator for basic earnings (loss) per share - income available to common stockholders	$16,900	$(38,273)	$(29,764)	$(74,911)
Add back the interest on 2027 Notes	1,778	—	4,278	—
Deduct the gain on debt extinguishment	(43,846)	—	(43,846)	—
Numerator of diluted earnings (loss) per share	$(25,168)	$(38,273)	$(69,332)	$(74,911)

Denominator:
Denominator for basic earnings (loss) per share - common shares outstanding	320,014,255	227,275,466	277,313,038	227,048,022
Add back 2027 Notes, as converted	8,762,240	—	10,542,070	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	328,776,495	227,275,466	287,855,108	227,048,022

Basic earnings (loss) per common share	$0.05	$(0.17)	$(0.11)	$(0.33)
Diluted earnings (loss) per common share	$(0.08)	$(0.17)	$(0.24)	$(0.33)
Concurrently with our irrevocable election to settle the 2027 notes in cash we also commenced the Exchange Offer which was completed on June 4, 2026.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three and six months ended June 30,
	2026	2025
2027 Notes	—	12,321,900
2030 Notes	348,524,065	—
Shares issuable upon exercise of stock options	54,684,451	48,272,951
Shares issuable upon exercise of Chiesi Equity Option	—	22,504,930
Shares issuable upon exercise of warrants	166,464,537	32,467,360
Nonvested shares under restricted stock grants	6,557,915	—
Total potentially dilutive securities	576,230,968	115,567,141

Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accrued compensation and benefits	$9,060	$11,211
Operating lease liabilities	965	938
Accrued consulting fees	2,875	1,807
Accrued interest	422	833
Accrued legal fees	3,915	84
Accrued accounting fees	150	449
Accrued income tax	6	6
Accrued other	317	499
Total accrued expenses and other current liabilities	$17,710	$15,827

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
The Company classifies its cash equivalents and available-for-sale investments within Level 1 or Level 2. The fair value of the Company’s investment grade corporate debt securities and commercial paper is classified as Level 2 and determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers. The valuation techniques used to measure the warrant liabilities and embedded derivative liabilities were determined based on Level 3 inputs not observable in the market and significant to the instruments' valuations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2026
Money market funds	$37,767	$37,767	$—	$—
Commercial paper	15,878	—	15,878	—
Warrant liability	18,291	—	—	18,291
Embedded derivative liability	42,938	—	—	42,938
As of December 31, 2025
Money market funds	$22,228	$22,228	$—	$—
U.S. Treasury and agency securities	8,090	8,090	—	—
Commercial paper	73,592	—	73,592	—
Corporate debt securities	27,377	—	27,377	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.
Fair Value of Other Financial Instruments
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was no interest receivable as of June 30, 2026, and there was $0.3 million interest receivable as of December 31, 2025. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed balance sheets.
As of June 30, 2026 and December 31, 2025, the fair value of the Company’s 2027 Notes was $11.9 million and $138.3 million, respectively. As of June 30, 2026, the fair value of the Company's 2030 Notes was $66.9 million. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 5, "Indebtedness," for more information.
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

The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of June 30, 2026 and December 31, 2025 are as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of June 30, 2026
Commercial paper	$15,878	$—	$—	$15,878
Total marketable securities	$15,878	$—	$—	$15,878
Number of securities with unrealized losses			—

As of December 31, 2025
U.S. Treasury and agency securities	$8,088	$2	$—	$8,090
Corporate debt securities	27,359	18	—	27,377
Commercial paper	73,544	49	(1)	73,592
Total marketable securities	$108,991	$69	$(1)	$109,059
Number of securities with unrealized losses			1
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of June 30, 2026 and December 31, 2025, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
Contractual maturities of available-for-sale debt securities, as of June 30, 2026, were as follows (in thousands):

Estimated Fair Value
Less than one year	$15,878
Greater than one year	—
Total	$15,878
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5 - Indebtedness
Exchange Offer and Consent Solicitation
On May 18, 2026, the Company commenced an exchange offer (the “Exchange Offer”) to exchange any and all of its 5.00% Convertible Senior Notes due 2027 issued pursuant to an indenture, dated as of May 21, 2020, and a first supplemental indenture, dated as of May 21, 2020 (together, the “2027 Notes Indenture”), for a pro rata portion of (i) up to $72.0 million in aggregate principal amount of its new 7.50% Convertible Senior Secured First Lien Notes due 2030, (ii) up to 317,647,058 shares of its common stock, par value $0.0001 per share (the “New Shares”) or, in lieu of issuing shares of common stock to the extent any investor would beneficially own greater than 9.99% of the outstanding common stock, prefunded warrants to purchase shares of Common Stock (the “Prefunded Warrants” and, together with the New Shares, the “Equity Securities”) and (iii) up to 150,000,000 warrants to purchase shares of its common stock (the “Purchase Warrants”). Simultaneously with the Exchange Offer, the Company solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain amendments (the “Amendments”) to the 2027 Notes Indenture.
Additionally, on May 18, 2026, and as permitted by the 2027 Notes Indenture, the Company delivered an irrevocable notice of its election to settle all conversions of the 2027 Notes with a conversion date on or after May 18, 2026, solely in cash (the “Cash Settlement Election”). The Cash Settlement Election applied to all 2027 Notes, whether or not tendered in the Exchange Offer.

On June 4, 2026 (the “Early Settlement Date”), the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the early tender deadline of 5:00 p.m., New York City time, on June 2, 2026 (the “Extended Early Tender Date”) in the Exchange Offer. Pursuant to the early settlement of the Exchange Offer, $181,052,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently cancelled (collectively, the “Early Tendered Notes”). Following such cancellation, $18,948,000 in aggregate principal amount of the 2027 Notes remain outstanding. On the Early Settlement Date, the Company issued (i) $65,174,000 in aggregate principal amount of 2030 Notes, (ii) 254,150,441 New Shares, (iii) 33,402,727 Prefunded Warrants and (iv) 135,789,000 Purchase Warrants, in exchange for the validly tendered and accepted Early Tendered Notes. The Company also completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with Wilmington Trust, National Association, as trustee (the “2027 Notes Trustee”).
The Exchange Offer expired at 5:00 p.m., New York City time, on June 16, 2026. Because no additional 2027 Notes were validly tendered in the Exchange Offer following the Early Settlement Date and prior to the expiration of the Exchange Offer, $18,948,000 in aggregate principal amount of 2027 Notes remain outstanding following this Exchange Offer.
Cancellation of 2027 Notes Tendered in the Exchange Offer
The Company caused the Early Tendered Notes accepted for exchange to be delivered to the 2027 Notes Trustee for cancellation on the Early Settlement Date. There were no additional 2027 Notes accepted following the Early Settlement Date. The Company did not receive any cash proceeds from the Exchange Offer. In exchange for issuing the 2030 Notes, the New Shares, the Prefunded Warrants and the Purchase Warrants pursuant to the Exchange Offer, the Company received and cancelled 90.5% of the 2027 Notes.
2027 Notes
On May 21, 2020, the Company issued $200.0 million aggregate principal amount of the 2027 Notes. The 2027 Notes were registered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on April 10, 2020. The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2020. The 2027 Notes will mature on June 1, 2027. The net proceeds from the offering, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million.
Prior to the Cash Settlement Election, the 2027 Notes were convertible, at the holder’s option, only upon satisfaction of specified conditions (including a common stock sale-price condition, a notes trading-price condition, notice of redemption, or the occurrence of certain corporate events), and at any time on or after March 1, 2027, and the Company could elect to settle conversions in cash, shares, or a combination. The initial conversion rate was 61.6095 shares per $1,000 principal amount (an initial conversion price of approximately $16.23 per share), subject to adjustment.
On May 18, 2026, the Company made the Cash Settlement Election, following which all conversions of the 2027 Notes with a conversion date on or after that date are settled solely in cash, irrespective of whether the holder participated in the Exchange Offer. As a result, the embedded conversion option no longer qualified for the own-equity scope exception and, from that date, was bifurcated from the 2027 Notes and accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings.
In June 2026, the Company completed the Exchange Offer, in which $181,052,000 aggregate principal amount (90.5%) of the 2027 Notes was tendered and extinguished. Following the Exchange Offer, $18,948,000 aggregate principal amount of 2027 Notes remains outstanding, held by a single non-tendering holder. Because the 2027 Notes mature on June 1, 2027, the remaining 2027 Notes are classified as a current liability as of June 30, 2026.
The Company recorded $0.4 million of the debt issuance costs related to the 2027 Notes as a reduction to the liability and amortizes these costs to interest expense over the term of the 2027 Notes. In June 2026, concurrently with the completion of the Exchange Offer, the remaining unamortized debt discount and issuance costs associated with the exchanged 2027 Notes in the amount of $1.0 million was offset against the gain on debt extinguishment discussed below.
Amendments to the 2027 Notes
Concurrently with the Exchange Offer, the Company solicited and obtained consents from holders of the 2027 Notes to adopt the Amendments to the 2027 Notes Indenture, which were effected through the Supplemental Indenture and eliminated substantially all restrictive covenants and certain events of default applicable to the 2027 Notes, including the $18,948,000 aggregate principal amount that remained outstanding following the Exchange Offer. The Amendments did not reduce the principal amount, reduce or defer the stated interest rate, or extend the maturity date of the remaining 2027 Notes.
The Company evaluated the Amendments under ASC 470-50 and determined that, because the contractual cash flows of the remaining 2027 Notes are unchanged, the present value of the cash flows under the amended terms is not at least 10% different from the present value of the remaining cash flows under the original terms, and the fair value of the embedded conversion feature was likewise unaffected. Accordingly, the Amendments are not substantially different from the original terms and are accounted for as a modification, rather than an extinguishment, of the remaining 2027 Notes. No consideration was exchanged with the holders of the remaining 2027 Notes and no gain or loss was recognized; the Company continues to account for those notes as a continuation of the original debt instrument at the existing effective interest rate. The bifurcated conversion derivative of the remaining 2027 Notes was not altered by the Amendments and continues to be measured at fair value through earnings.
2030 Notes
The 2030 Notes are secured, first lien obligations of the Company. The 2030 Notes will mature on July 1, 2030, unless earlier converted or repurchased in accordance with the terms of the 2030 Notes, provided that the 2030 Notes have a springing maturity date of March 2, 2027 (91 days prior to the stated maturity of the 2027 Notes) if more than $4.0 million of the 2027 Notes remain outstanding at such time. The 2030 Notes bear interest at a rate of 7.50% per annum from June 4, 2026, which interest will be payable in cash semi-annually in arrears on January 1 and July 1 of each year, starting on January 1, 2027.
The conversion rate for the 2030 Notes was initially set to a number of shares of common stock per $1,000 principal amount of New Convertible Notes equal to the quotient of $1,000 divided by a 10% premium to the Reference Price (as defined below), rounded to the nearest 1/10,000th of a share. The “Reference Price” was equal the greater of (i) $0.17 and (ii) the lower of (x) $0.34 and (y) the average of the daily volume-weighted average prices for the seven (7) consecutive VWAP trading days beginning on, and including, the VWAP trading day immediately following the Final Settlement Date. On July 1, 2026, the initial conversion rate for 2030 Notes was established as 5,347.5936 shares of the Company's common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $0.19 per share of common stock, and the initial exercise price of its Purchase Warrants will be $0.34 per whole share of its common stock.
The 2030 Notes Indenture provided that prior to obtaining stockholder approval of certain proposals that would allow the issuance of common stock pursuant to the terms of the 2030 Notes, the Company was permitted to satisfy its obligations upon conversion of the 2030 Notes only in the form of cash settlement. On July 14, 2026, the Company’s stockholders approved such proposals. On July 1, 2026, the conversion rate was established at 5,347.5936 shares of common stock per $1,000 principal amount of the 2030 Notes. Following such stockholder approval, the Company is permitted to satisfy its obligations under the 2030 Notes with any settlement method it is otherwise permitted to elect, including by physical settlement in shares of common stock. Additionally, a holder of 2030 Notes was not permitted to convert its 2030 Notes at any time prior to the later of (a) the date the conversion rate has been determined and (b) the earlier of (1) the date of the special meeting at which the Company seeks stockholder approval of such proposals, whether or not such approvals are obtained and (2) the date that is 61 calendar days following the initial settlement date of the Offered Securities. A “make whole” premium will be payable on the 2030 Notes through an increase to the conversion rate in certain circumstances to compensate converting holders for interest that would have been payable to the maturity date.
The 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens and entry into restrictive agreements, limitations on mergers, consolidations or sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments and investments, limitations on disposals of assets, limitations on foreign subsidiaries and limitations on impairment of security. The 2030 Notes Indenture also includes usual and customary affirmative covenants, including but not limited to, further assurance, payment of obligations, reporting, and compliance certificate. The 2030 Notes Indenture also contains a minimum liquidity covenant that requires the Company to maintain a minimum amount of liquidity of $40 million, tested monthly on the date that the compliance certificate for the applicable month will be delivered and commencing with the fiscal month ending June 30, 2026; provided that the minimum liquidity requirement will be reduced to (x) $20 million, upon completion of one or more equity raises with aggregate proceeds of at least $100 million, (y) $10 million, subject to satisfaction of condition (x) above and written notice from the FDA by December 1, 2026 that it has accepted for filing the Company’s new drug application and (z) $0, subject to satisfaction of conditions (x) and (y) above and completion of one or more equity raises with aggregate proceeds (including all proceeds under condition (x) above) of at least $150 million. The 2030 Notes Indenture contains other customary terms including with respect to events of default, amendments, defeasance, and satisfaction and discharge, and is governed by New York law.

Under certain circumstances and subject to conditions set forth in the 2030 Notes Indenture, the Company may elect to force a mandatory conversion of the 2030 Notes.
If certain corporate events constituting a fundamental change occur (which shall include, among other things, the acquisition by any person or group of more than 50% of the outstanding common stock of the Company or a delisting of the Company’s common stock), the Company shall offer to repurchase all of the outstanding 2030 Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the 2030 Notes then outstanding plus accrued and unpaid interest. As of June 30, 2026, the Company was in compliance with the covenants under the 2030 Notes.
2030 Notes - Maturity and Balance Sheet Classification
The 2030 Notes have a stated maturity of July 1, 2030. However, the 2030 Notes are subject to a springing maturity: if more than $4.0 million aggregate principal amount of the 2027 Notes remains outstanding on March 2, 2027, the maturity of the 2030 Notes accelerates to March 2, 2027. Because $18,948,000 aggregate principal amount of the 2027 Notes remained outstanding as of June 30, 2026, and is expected to remain outstanding on March 2, 2027, the springing maturity is expected to be triggered. Accordingly, the Company evaluated the classification of the 2030 Notes under ASC 470-10 and classified the 2030 Notes, net of the bifurcated derivative, as a current liability as of June 30, 2026.
2030 Notes - Embedded Derivative
The 2030 Notes contain an embedded conversion feature that requires bifurcation and separate accounting from the debt host pursuant to ASC 815. The conversion feature is accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings. Because the Company is required to settle conversions of the 2030 Notes solely in cash until the requisite stockholder approval is obtained, the conversion feature does not qualify for equity classification under ASC 815-40 and is therefore accounted for as a bifurcated derivative. The bifurcated derivative was recorded at fair value on the Early Settlement Date, with an offsetting discount to the carrying amount of the 2030 Notes that is accreted to interest expense over their term.
Following the requisite stockholder approval, the Company is permitted to settle conversions of the 2030 Notes in cash, shares, or a combination thereof, at its election. However, the conversion feature includes an interest make-whole adjustment that delivers a variable number of shares determined by reference to the remaining scheduled interest through maturity. As a result, the conversion feature is not considered indexed to the Company's own stock. Accordingly, even in periods following the approval date, the conversion feature does not qualify for the equity classification under ASC 815-40 and continues to be bifurcated and accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings. The fair value of the derivative liabilities was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
A summary of the changes in the fair value of the derivative liabilities Level 3 rollforward is as follows (in thousands):

Three Months Ended June 30, 2026
Beginning balance at June 4, 2026	$47,051
Change in fair value in net gain	(4,113)
Ending balance at June 30, 2026	$42,938
Extinguishment of Debt
The Exchange Offer qualified as a debt extinguishment under ASC 470-50, Debt - Modifications and Extinguishments. Given the substantial doubt about the Company's ability to continue as a going concern disclosed in Note 1 – Liquidity and Going Concern, the Company evaluated the Exchange Offer under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the 2027 Note holders did not grant concession within the meaning of ASC 470-60, because the total consideration received by the holders in exchange for the tendered 2027 Notes did not reflect a concession by them; accordingly, the transaction is accounted for under ASC 470-50 rather than ASC 470-60. The holders of the 2027 Notes tendered 90.5% of the 2027 Notes in exchange for a combination of the 2030 Notes, the New Shares, the Prefunded Warrants and the Purchase Warrants, resulting in a significant reduction of the Company’s outstanding debt.
The exchange of the tendered 2027 Notes for the 2030 Notes, the New Shares, the Prefunded Warrants and the Purchase Warrants was accounted for as a debt extinguishment as follows: (1) the aggregate fair value of the 2030 Notes, the

New Shares, the Prefunded Warrants and the Purchase Warrants issued at the settlement date was recorded as a component of the reacquisition price; and (2) the Company recognized an extinguishment gain equal to the excess of the net carrying amount of the extinguished 2027 Notes over the reacquisition price, measured as the total fair value of the consideration transferred, comprising the aggregate fair value of the 2030 Notes, the New Shares, the Prefunded Warrants and the Purchase Warrants issued.
Gain on Debt Extinguishment
The Exchange Offer qualified as a debt extinguishment under ASC 470-50. Since the aggregate fair value of the 2030 Notes, the New Shares, the Prefunded Warrants and the Purchase Warrants issued in the Exchange Offer were less than the carrying amount of the exchanged 2027 Notes discussed above, the Company recorded a gain debt extinguishment of $43.8 million, included in the other income of the Company's condensed consolidated statement of operations and comprehensive loss.
Issuance Costs
The Company incurred total costs of approximately $9.0 million in connection with the Exchange Offer. Approximately $3.4 million was attributable to the equity-classified New Shares and Prefunded Warrants and reduced the initial carrying amount of those instruments through a charge to additional paid-in capital. The remaining approximately $5.6 million was attributable to the 2030 Notes, the liability-classified Purchase Warrants and the bifurcated conversion derivative. Of that amount, approximately $4.4 million attributable to the instruments measured at fair value through earnings (the Purchase Warrants and the bifurcated derivative) was expensed as incurred and included in other income (loss), and approximately $1.2 million attributable to the 2030 Notes was recorded as a reduction to their carrying value and is accreted to interest expense over the term of the 2030 Notes.
The net carrying amount of the 2027 Notes and 2030 Notes was as follows (in thousands):

	June 30, 2026	December 31, 2025
Principal amount(1)	$84,122	$200,000
Unamortized debt discount(2)	(46,789)	(1,398)
Unamortized debt issuance cost(3)	(1,188)	(94)
Net carrying amount	$36,145	$198,508
_________
(1) As of June 30, 2026, the principal amount includes the 2027 Notes' principal amount of $18.9 million remaining after the Exchange Offer and the 2030 Notes' principal amount of $65.2 million. As of December 31, 2025, the principal amount includes the 2027 Notes' principal amount outstanding prior to the Exchange Offer.
(2) The amount as of June 30, 2026 represents the unamortized embedded derivative in the 2030 Notes, recorded as a single derivative, bifurcated from the host and recorded as a discount in accordance with ASC 815. The Embedded Derivative discount is being amortized to interest expense over the term of the 2030 Notes.
(3) Upon closing of the Exchange Offer, unamortized debt issuance costs associated with the 2027 Notes in the amount of $0.9 million were written off to gain on debt extinguishment in the Company's condensed consolidated statement of operations and comprehensive loss for the quarter ended June 30, 2026.
The following table sets forth the interest expense recognized related to the 2027 and 2030 Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$2,164	$2,500	$4,664	$5,000
Amortization of debt discount	517	229	756	455
Amortization of debt issuance cost	24	15	40	31
Total interest expense related to the 2027 Notes	$2,705	$2,744	$5,460	$5,486
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
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly-owned subsidiary of XOMA Royalty Corporation. The Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the Food and Drug Administration ("FDA") approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million, which was accrued in 2023, in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026, no other milestones had been accrued as the underlying contingencies had not yet been met.
Note 7 - Stockholders’ Equity
Common Stock
Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Company's board of directors.
Chiesi Equity Option
On May 3, 2024, pursuant to the Chiesi Collaboration Agreement the Company granted to Chiesi (as defined in Note 10 below) an option to purchase directly from the Company, on one or more occasions, up to an aggregate number of shares of the Company’s common stock (the "Equity Option") such that immediately following such issuance, Chiesi’s beneficial ownership of the Company’s common stock shall not exceed 9.9% of the total number of issued and outstanding shares of the Company’s common stock. In November 2025, the Equity Option expired and is no longer exercisable, and in July 2026, the Chiesi Collaboration Agreement was terminated (see Note 14, “Subsequent Events”).
Note 8 - Equity Incentive Plans
2023 Employment Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 6,762,279 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of June 30, 2026, an aggregate of 4,062,685 shares of common stock were available for issuance under the 2023 Inducement Plan. As of June 30, 2026 and December 31, 2025, 2,605,428 and 4,811,455 shares of common stock, respectively, were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 5,750,000 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. The Company’s board of directors and stockholders approved an amendment and restatement to the 2019 Plan in 2025 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2019 Plan by 11,350,000 shares of common stock. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2026 and ending with January 1, 2035, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of June 30, 2026, an aggregate of 8,033,648 shares of common stock were available for issuance under the 2019 Plan. As of June 30, 2026 and December 31, 2025, 56,759,243 and 44,796,989 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
On May 15, 2026, the Board approved an amendment and restatement of the 2019 Plan (the “Restated Plan”), to increase the number of shares of common stock authorized for issuance thereunder. The Restated Plan was effective on May 18, 2026, subject to the occurrence of the closing of the Exchange Offer and stockholder approval. On July 14, 2026, the Company’s stockholder approved the Restated Plan.
Pursuant to the Restated Plan, the number of shares reserved for issuance is equal to the sum of the following:
•The number of shares of common stock reserved for issuance under the existing 2019 Plan prior to the effective date of the Restated Plan (which was 69,238,008 shares); plus
•On the date following the closing date of the Exchange Offer, an increase equal to 71,965,321 shares; plus
•An annual increase on January 1 of each calendar year during the term of the Restated Plan commencing January 1, 2027 and ending on and including January 1, 2036, equal to the lesser of (A) 5% of the Evergreen Fully-Diluted Shares Outstanding (as defined in the Restated Plan) on such date (rounded up to the nearest whole share) or (B) such number of shares of common stock determined by the plan administrator; plus
•Any outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) as of the effective date of the Restated Plan that become available after such date in accordance with the share counting provisions of the Restated Plan.

2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 700,000 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the six months ended June 30, 2026, 807,765 shares were issued pursuant to the ESPP. As of June 30, 2026, an aggregate of 7,250,975 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of June 30, 2026 and December 31, 2025, 1,877,695 and 1,955,471 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of June 30, 2026, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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

The following table summarizes stock option activity during the six months ended June 30, 2026:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2025	47,436,953	$1.74	7.4	$84,257
Options granted	63,000,828	$0.91
Options exercised	(211,460)	$1.04
Options forfeited/cancelled	(55,541,870)	$1.74
Outstanding as of June 30, 2026	54,684,451	$0.79	6.1	$—
Options vested and expected to vest as of June 30, 2026	54,684,451	$0.79	6.1	$—
Options exercisable as of June 30, 2026	27,944,056	$1.06	5.0	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on June 30, 2026 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised was $0.3 million and $0.1 million during the six months ended June 30, 2026 and 2025, respectively.
The weighted-average grant date fair value per share for the stock option grants, excluding re-granted stock options due to repricing, during the six months ended June 30, 2026 and 2025 was $2.16 and $0.91, respectively.
The aggregate fair value of stock options that vested during the six months ended June 30, 2026 and 2025 was $6.6 million and $6.2 million, respectively.
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
On June 4, 2026, in connection with the Exchange Offer, the Company issued 135,789,000 Purchase Warrants pursuant to a warrant agreement by and between the Company and Computershare, Inc., as warrant agent. The Company is permitted to satisfy its obligations under the Purchase Warrants by physical settlement in shares of common stock. Additionally, Purchase Warrants will be exercisable at any time from December 3, 2026 until June 4, 2031. The Purchase Warrants will be exercisable with a cash exercise price equal to the greater of (i) $0.34 and (ii) a 25% premium to the Reference Price, subject to adjustments. On July 1, 2026, the exercise price was established as $0.34. The number of shares of common stock issuable upon exercise of the Purchase Warrants is subject to customary anti-dilution adjustments in the event of stock dividends, stock splits, stock combinations, reclassifications, distributions and similar events, as well as adjustments in connection with certain degressive issuances at a price below the then-current strike price and a reduction to the strike price in connection with a fundamental change based on a Black-Scholes valuation of the Purchase Warrants. The Purchase Warrant Agreement includes a beneficial ownership limitation that provides that the holders may not exercise (nor may the Company allow the exercise of) the Purchase Warrants if, upon giving effect to such exercise, such exercise would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated for the purposes of Section 13(d) of the Exchange Act)) to exceed 4.99% (or, at the holder’s election, up to 9.99%) of the total number of the then issued and outstanding shares of common stock; provided that any increase in such percentage will not be effective until the 61st day after such notice is delivered to the Company. The Purchase Warrant Agreement provides that the Company will prepare a resale registration statement with respect to the shares of common stock underlying the Purchase Warrants, subject to certain terms and exceptions.
The Company evaluated the Purchase Warrants for classification as a liability or equity under ASC 815-40. Because the Warrant Agreement required net-cash settlement of any exercise prior to obtaining the requisite stockholder approval, the Purchase Warrants failed to meet the equity-classification conditions in ASC 815-40-25-1(a) and 25-4(a)(1), regardless of indexation, and did not qualify for the scope exception in ASC 815-10-15-74(a). As of June 30, 2026, the Purchase Warrants were therefore classified as a derivative liability, measured at fair value with changes in fair value recognized in earnings. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
The summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows (in thousands):

Three Months Ended June 30, 2026
Beginning balance at June 4, 2026	$19,893
Change in fair value in net gain	(1,602)
Ending balance at June 30, 2026	$18,291
The requisite stockholder approval was obtained on July 14, 2026. Reassessing classification as of that date under ASC 815-40-35-8, the Company concluded the Purchase Warrants are indexed to the Company's own stock and satisfy the remaining equity-classification conditions in ASC 815-40-25-10, and reclassified them from a liability to equity at fair value as of that date, with no further remeasurement thereafter.
On June 4, 2026, in connection with the Exchange Offer, the Company issued 33,402,727 Prefunded Warrants that have an exercise price of $0.0001 per underlying share of common stock, exercisable via cashless exercise at any time after the date of issuance of such Prefunded Warrant, subject to the ownership limitations described below, and do not expire. The number of shares of common stock issuable upon exercise of each Prefunded Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, the holders of the Prefunded Warrants are entitled to participate in pro rata distributions and purchase rights on the same basis as if they held the underlying shares of common stock, and in the event of a fundamental transaction, the holders will be entitled to receive, upon exercise, the same kind and amount of securities, cash or property as they would have received had they held the underlying shares immediately prior to such fundamental transaction. The Prefunded Warrants include a beneficial ownership limitation that provides that the holders may not exercise (nor may the Company allow the exercise of) such Prefunded Warrant if, upon giving effect to such exercise, such exercise would cause the aggregate number of shares of common stock beneficially owned by the holder (together with affiliates and any other persons whose beneficial ownership of common stock would be aggregated for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to exceed 9.99% of the total number of the then issued and outstanding shares of common stock as determined in accordance with the terms of each Prefunded Warrant; provided that the Prefunded Warrant holder may decrease (or increase) such percentage to a percentage not in excess of 9.99%; provided further that any increase in such percentage will not be effective until the 61st day after notice of such increase is delivered to the Company.
Given that the warrants are indexed to the Company's shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the estimated fair value of the Prefunded Warrants as a component of additional paid-in capital on the Company's unaudited condensed consolidated balance sheets, as part of the accounting for the debt extinguishment.
During the six months ended June 30, 2026, no warrants were exercised. As of June 30, 2026, there were 199,867,264 warrants outstanding, including 135,789,000 Purchase Warrants, 33,402,727 Prefunded Warrants and 32,467,360 warrants issued in connection with Company's private placement in July 2023.
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
All PSUs vest in full upon the earlier of (i) the approval of an NDA for seralutinib or (ii) a Change in Control (as defined in the 2019 Plan), in either case on or prior to the fourth anniversary of the grant date, and subject to the participant not experiencing a termination of service prior to the applicable vesting date. In the event the PSUs have not vested on or prior to the fourth anniversary of the grant date due to the failure of either of the above events to occur, the PSUs will be forfeited on such date. As of June 30, 2026, the Company determined that the achievement of the performance condition of the PSUs is not probable, and therefore no compensation expense was recorded during the three and six months ended June 30, 2026.

The summary of the Company’s restricted stock grants activity during the six months ended June 30, 2026 is as follows:

	Number of Restricted Stock Grants Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2025	4,126,962	$1.71
Granted	4,039,821	2.88
Forfeited	(1,608,868)	2.17
Nonvested at June 30, 2026	6,557,915	$2.31
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development	$653	$1,328	$3,424	$2,466
General and administrative	1,810	1,258	5,343	2,525
Total stock-based compensation expense	$2,463	$2,586	$8,767	$4,991
As of June 30, 2026, the total unrecognized compensation expense related to the unvested stock option awards granted was $28.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
As of June 30, 2026, the total unrecognized stock-based compensation expense related to the unvested restricted stock granted was $11.9 million, which the Company expects to recognize over a weighted-average period of approximately 2.3 years.
As of June 30, 2026, the total unrecognized compensation expense related to the ESPP was $0.5 million, which the Company expects to recognize over a weighted-average period of approximately 0.8 years.
Note 9 - Commitments and Contingencies
Leases
The Company previously leased certain office and laboratory space under a non-cancelable operating lease, which expired in January 2025.
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date. As of June 30, 2026, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes.
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
As of June 30, 2026, the weighted average remaining lease term was 3.3 years and weighted average discount rate was 12.4%.

Lease costs were comprised of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$371	$359	$729	$851
Short-term lease cost	5	5	11	11
Total lease cost	$376	$364	$740	$862
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.4 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the six months ended June 30, 2026 and 2025 was $0.7 million and $1.2 million, respectively.
Gross future minimum annual rental commitments as of June 30, 2026, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2026 (remaining 6 months)	$688
2027	1,406
2028	1,448
2029	1,237
Total undiscounted rent payments	4,779

Present value discount	(856)
Present value of lease payments	3,923
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	965
Operating lease liabilities - long-term	2,958
Total operating lease liability	$3,923

Note 10 - Significant Agreements and Contracts
On May 3, 2024, the Company, GB002, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Gossamer Bio 002 Ltd., a corporation organized and existing under the laws of Ireland and indirect wholly-owned subsidiary of the Company, entered into a global collaboration and license agreement (the “Chiesi Collaboration Agreement”) with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc. (collectively, “Chiesi”). The Company concluded that there were four distinct performance obligations under the Chiesi Collaboration Agreement: the U.S. Territory license (as defined below), the ROW Territory license (as defined below), the research and development services of PAH clinical development and the research and development services of PH-ILD clinical development. Revenue associated with the licenses was recognized upon delivery in May 2024. In addition, the Company granted to Chiesi an option to purchase the Equity Option, as described in Note 7. "Stockholders Equity." Subsequent to June 30, 2026, in July 2026, the Company and Chiesi entered into that certain Rights Reacquisition Agreement, pursuant to which, among other things, the parties terminated the Chiesi Collaboration Agreement. See Note 14, "Subsequent Events," for additional information.
The collaboration focused on the development and commercialization of seralutinib and licensed products including seralutinib and related licensed compounds (“Licensed Products”) in the U.S. (“U.S. Territory”) and the rest of the world (“ROW Territory”), for therapeutic, prophylactic and diagnostic uses in humans and animals, for the treatment of PAH and PH-ILD and other indications, as may be permitted under the Chiesi Collaboration Agreement.
Pursuant to the Chiesi Collaboration Agreement, the Company granted two exclusive, sublicensable (with the Company’s consent required in the U.S. Territory for third party sublicenses) licenses to Chiesi under intellectual property rights controlled by the Company relating to seralutinib and Licensed Products, for the worldwide development, manufacture and commercialization of seralutinib and Licensed Products. The licenses granted to Chiesi were subject to retained rights of the Company for the worldwide development and manufacture of seralutinib and Licensed Products, commercialization of Licensed Products in the U.S. Territory, and performance of its obligations and exercise of its rights that may be set forth in the global development plan and U.S. commercialization plan, in each case in accordance with the Chiesi Collaboration Agreement.
The parties agreed to use commercially reasonable efforts to conduct development and commercialization activities in relation to seralutinib and Licensed Products, under the global development plan and U.S. commercialization plan in accordance with the timelines therein. The Company agreed to continue to lead global development of seralutinib in PAH and PH-ILD, and the parties were to equally share the costs for the activities included in the global development plan for all Licensed Products, with the exception of the PROSERA Phase 3 study, which the Company was to be solely responsible for conducting at the Company’s own cost and expense. With respect to each country in the ROW Territory, such obligation to equally share such development costs was to end when regulatory approval is received for a Licensed Product in such country. With respect to U.S. Territory, the development costs incurred following regulatory approval was to continue to be shared equally. The Company agreed to lead potential commercialization for PAH and PH-ILD in the U.S. Territory, with both parties contributing 50 percent of commercial efforts, including performing 50 percent of the commercialization activities. Chiesi agreed to lead potential commercialization in the U.S. Territory in any additional indications, and Chiesi had the exclusive right to commercialize Licensed Products in the ROW Territory. Chiesi further agreed to use commercially reasonable efforts to commercialize Licensed Products in certain specified countries in the ROW Territory following receipt of regulatory approvals. Generally, the Company had the right to lead in manufacturing commercial supply of seralutinib and Licensed Products for the U.S. Territory for PAH and PH-ILD, and, subject to any existing obligations of the Company to third party manufacturers, Chiesi had the right to lead in manufacturing commercial supply of seralutinib and Licensed Products in the ROW Territory, in each case in accordance with the Chiesi Collaboration Agreement.
Pursuant to the Chiesi Collaboration Agreement, neither party nor its affiliates was permitted to develop or commercialize any compound or product throughout the term whose primary mechanism of action is inhibition of a tyrosine kinase for the treatment of PAH or PH-ILD in the U.S. Territory or ROW Territory, subject to certain restrictions for the European Union and United Kingdom.
In consideration and as reimbursement for the Company’s development costs, Chiesi agreed to pay the Company an up-front, nonrefundable payment of $160 million. Additionally, the Company was eligible to receive up to $146 million in regulatory milestones and $180 million in sales milestones. In the U.S. Territory, the parties agreed to share commercial profits and losses equally. In the ROW Territory, Chiesi agreed to pay the Company an escalating mid-to-high teens percentage royalty on net sales of Licensed Product for PAH and additional indications on a Licensed Product-by-Licensed Product and country-by-country basis with such payment obligations beginning on the first commercial sale of Licensed Product in such country and expiring on a country-by-country basis on the latest of (a) the expiration of a valid claim to the Company's patent right in such country, (b) the expiration of regulatory exclusivity, and (c) the date that is 10 years after the first commercial sale of such Licensed Product in such country.
Potential future payments for variable consideration, such as regulatory and commercial milestones, development costs, and profit sharing U.S. Territory would have been recognized when it becomes probable that, if recorded, a significant reversal will not take place. Potential future royalty payments will be recorded as revenue when the associated sales occur.
Unless earlier terminated, the Chiesi Collaboration Agreement was to remain in force until no Licensed Products are being developed or commercialized in the U.S. Territory and in the ROW Territory, on a country-by-country basis, until no royalty terms are in effect for all countries. Either party was able to terminate the Chiesi Collaboration Agreement for the other party’s material breach, subject to a specified notice and cure periods, or due to an insolvency event of the other party. In lieu of termination upon a party’s material breach due to non-payment of development costs within a specified time the non-breaching party may elect an alternative remedy which may involve modifications to their performance and payment obligations. The Company had the right to terminate by providing written notice in the event Chiesi or its affiliates or sublicensee brings a patent challenge and Chiesi does not take certain steps to withdraw from or cease supporting such challenge. Chiesi had the right to terminate the Chiesi Collaboration Agreement without cause upon prior written notice to the Company, subject to a notice period in which all rights to Licensed Products will revert back to the Company.
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
Research and Development Services. The progress towards completion of two distinct performance obligations related to PAH and PH-ILD research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated PAH and PH-ILD research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its condensed consolidated statements of operations and comprehensive loss. For the three months ended June 30, 2026 and 2025, the Company recognized $8.5 million and $9.9 million, respectively, for the PAH and PH-ILD research and development performance obligations. For the six months ended June 30, 2026 and 2025, the Company recognized $23.4 million and $19.1 million, respectively, for the PAH and PH-ILD research and development performance obligations. For the three months ended June 30, 2026 and 2025, the Company recognized $0.7 million and $1.6 million, respectively, for the PAH and PH-ILD commercialization activities. For the six months ended June 30, 2026 and 2025, the Company recognized $2.7 million and $2.3 million, respectively, for the PAH and PH-ILD commercialization activities.
Milestone Payments. The Company determined that as of June 30, 2026, it is not probable that a significant revenue reversal will not occur related to the potential milestone payments as their achievement is highly dependent on factors outside the Company's control or are otherwise constrained under the sales and usage based royalty exception. Therefore, these payments have been fully constrained and are therefore not included in the transaction price. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achievement of each milestone and any related constraint. No milestone payments were recognized during the three and six months ended June 30, 2026 and 2025.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and six months ended June 30, 2026 and 2025.

The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the six months ended June 30, 2026 and 2025 (in thousands):

	2026	2025
Balance, January 1	$49,593	$55,919
Revenue from PAH research and development service performance obligations satisfied during reporting period	(9,680)	(6,144)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(1,089)	(1,133)
Effect of exchange rate changes on contract liabilities	(1,601)	6,325
Balance, June 30	$37,223	$54,967
As of June 30, 2026, the contract liability amount of $37.2 million represents the aggregate transaction price allocated to performance obligations that are unsatisfied under the Chiesi Collaboration Agreement. This amount is expected to be recognized over 4.5 years, which represents the remaining research period under the Chiesi Collaboration Agreement. As of June 30, 2026, the current contract liability balance of $7.1 million is classified as a current liability since the rights to the research and development service are expected to be satisfied within one year, and the remaining contract liability balance of $30.2 million is classified as a long-term liability.
As of June 30, 2026, the Company recorded $6.1 million in accounts receivable associated with the Chiesi Collaboration Agreement. The payments are typically due 30 days after quarterly invoices are issued.
The following table presents the Company's contract revenues from the Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue from Chiesi Collaboration Agreement:
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	$2,623	$3,356	$9,680	$6,145
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	486	586	1,089	1,133
Revenue from PAH research and development costs subject to reimbursement	3,595	3,186	6,053	7,598
Revenue from PH-ILD research and development costs subject to reimbursement	1,763	2,791	6,584	4,222
Revenue from PAH commercial costs subject to reimbursement	747	1,371	2,720	2,048
Revenue from PH-ILD commercial costs subject to reimbursement	—	231	—	295
Effect of exchange rate changes on revenue	24	(32)	67	(63)
Total revenue from Chiesi Collaboration Agreement	$9,238	$11,489	$26,193	$21,378

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
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenue	$9,238	$11,489	$26,193	$21,378
Less:
Seralutinib	25,914	41,575	68,264	79,616
Other segment items (1)	9,398	8,679	28,869	17,337
Interest income	(268)	(542)	(622)	(836)
Interest expense	2,705	2,744	5,460	5,490
Remeasurement of warrant liability	(1,602)	—	(1,602)	—
Remeasurement of derivative liability	(4,113)	—	(4,113)	—
Gain on debt extinguishment	(43,846)	—	(43,846)	—
Other income, net	4,150	(2,694)	3,547	(5,318)
Segment net gain (loss)	$16,900	$(38,273)	$(29,764)	$(74,911)
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

Note 12 - Income Taxes
We calculate the interim income tax provision in accordance with Accounting Standards Codification Topic 270, Interim Reporting, ("ASC 270"), and Topic 740, Accounting for Income Taxes, ("ASC 740"). At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. Our annual effective tax rate from continuing operations was 0% for the three and six months ended June 30, 2026 and 2025.

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

Note 14 - Subsequent Events
Rights Reacquisition Agreement
On July 23, 2026, the Company, Gossamer Bio USA, Inc. (formerly GB002, Inc.) and Gossamer Bio 002 Ltd., on the one hand, and Chiesi, on the other hand, entered into a Rights Reacquisition Agreement (the “Rights Reacquisition Agreement”), under which the Company and Chiesi have agreed (a) to terminate that certain Chiesi Collaboration Agreement, subject to survival of certain provisions, and provide for assistance and cooperation in connection with certain wind-down activities conducted by or on behalf of Chiesi; (b) to provide for the reacquisition by the Company of seralutinib assets (including by termination of licenses granted under the Chiesi Collaboration Agreement by the Company to Chiesi and assignment or transfer or license of related assets, including regulatory filings and certain intellectual property rights related to seralutinib, by Chiesi to the Company) and worldwide development and commercial rights to seralutinib, including control of pulmonary arterial hypertension (PAH), pulmonary hypertension associated with interstitial lung disease (PH-ILD) and potential future indications, and (c) to provide for certain post-termination payments and related obligations in consideration of the rights granted under the Rights Reacquisition Agreement.
Under the Rights Reacquisition Agreement, (a) Chiesi paid $5 million (the “Chiesi Amount”) to the Company as reimbursement of outstanding development costs, and (b) in consideration of the development activities conducted by or on behalf of Chiesi and costs and expenses incurred by Chiesi under the Chiesi Collaboration Agreement, as well as the return of related seralutinib assets, the Company has agreed to (i) make certain success-based milestone payments to Chiesi and (ii) pay royalties on net sales of certain products previously licensed under the Chiesi Collaboration Agreement up to a capped amount, after which no further payment obligations would be due under the Rights Reacquisition Agreement.
In connection with the reacquisition of seralutinib rights under the Rights Reacquisition Agreement, Chiesi has assigned and licensed certain intellectual property rights owned or jointly owned by the Company and Chiesi that cover the products originally licensed under the License Agreement. Such licenses may be revoked by Chiesi in the event of a breach by the Company of its undisputed payment obligations under the Rights Reacquisition Agreement, subject to certain specified cure periods. In consideration for such assignment and license, in certain specified circumstances, the Company is obligated to use commercially reasonable efforts to continue to develop and/or commercialize certain products previously covered by the Chiesi Collaboration Agreement.
The parties to the Rights Reacquisition Agreement have also agreed to the survival of indemnity obligations for claims arising under the Chiesi Collaboration Agreement, as well as a mutual release of all claims under the Chiesi Collaboration Agreement other than those that may arise under the surviving indemnity obligations or claims raised under the Rights Reacquisition Agreement.
Increase in Authorized Shares and Proposed Reverse Stock Split
On July 14, 2026, at the Company’s special meeting of stockholders (the “Special Meeting”), the Company’s stockholders approved, among other proposals, (i) an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) to increase the number of authorized shares of common stock from 700,000,000 to 4,000,000,000 and (ii) a series of alternate amendments to the Charter to effect a reverse stock split of the issued and outstanding shares of common stock and a proportionate reduction in the number of authorized shares of common stock. Accordingly, on July 14, 2026, the Company filed a certificate of amendment (the “Charter Amendment”) to the Charter with the Secretary of State of the State of Delaware to increase the number of authorized shares of its common stock from 700,000,000 to 4,000,000,000 in order to support, among other things, the additional share issuances of common stock issuable upon conversion of the

Company’s newly issued 2030 Notes and exercise of the Company’s newly issued Purchase Warrants, each issued as part of the Exchange Offer, and under the Restated Plan. The Charter Amendment became effective upon filing.

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, the timing and likelihood of regulatory filings and approvals for seralutinib, including the timing and potential submission, and potential acceptance for filing and approval, of an NDA for seralutinib in PAH, timing and likelihood of success, plans and objectives of management for future operations, the anticipated benefits of the termination of the Company’s Collaboration and License Agreement with Chiesi, the anticipated benefits of any reverse stock split, and the timing of the completion of any such reverse stock split, the potential impact of U.S. trade policy, including tariffs, and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH, including PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In July 2026, we entered into the Rights Reacquisition Agreement with Chiesi, pursuant to which we reacquired worldwide development and commercial rights to seralutinib. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In February 2026, we announced topline results from the Phase 3 PROSERA Study in PAH patients. Seralutinib demonstrated a placebo-adjusted improvement in the primary endpoint, 6MWD at Week 24, of 13.3 meters (p = 0.0320), missing the prespecified alpha threshold of 0.025. Following a Pre-NDA Type B meeting with the FDA held in mid-June 2026 and receipt of the official meeting minutes, we plan to proceed with an NDA submission for seralutinib for the treatment of PAH in September 2026. The Company intends to submit an NDA supported by one adequate and well-controlled study (Phase 3 PROSERA) plus confirmatory evidence (Phase 2 TORREY and supportive analyses).  If the NDA is accepted for filing, seralutinib could be eligible for an FDA approval decision in the third quarter of 2027. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD, and this indication remains an area of focus for us. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.
We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings and the Chiesi Collaboration Agreement. As of June 30, 2026, we had $57.0 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended June 30, 2026 and 2025, our net gain was $16.9 million and net loss of $38.3 million, respectively. For the six months ended June 30, 2026 and 2025, our net loss was $29.8 million and $74.9 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1,468.7 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
On May 3, 2024, we announced a strategic global partnership with Chiesi. Under the terms of the Chiesi Collaboration Agreement, we granted Chiesi exclusive licenses for the worldwide development, manufacture and commercialization of seralutinib and licensed products and an Equity Option to purchase our common stock, which expired in November 2025. On July 23, 2026, we entered into the Rights Reacquisition Agreement, under which we and Chiesi have agreed (a) to terminate the Chiesi Collaboration Agreement, subject to survival of certain provisions, and provide for assistance and cooperation in connection with certain wind-down activities conducted by or on behalf of Chiesi; (b) to provide for the reacquisition by us of seralutinib assets (including by termination of licenses granted under the Chiesi Collaboration Agreement by us to Chiesi and assignment or transfer or license of related assets, including regulatory filings and certain intellectual property rights related to seralutinib, by Chiesi to us) and worldwide development and commercial rights to seralutinib, including control of PAH, PH-ILD and potential future indications, and (c) to provide for certain post-termination payments and related obligations in consideration of the rights granted under the Rights Reacquisition Agreement.
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

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the six months ended June 30, 2026, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 17, 2026. See Note 2, Summary of Significant Accounting Policies, for information about these critical accounting policies.

Results of Operations – Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table sets forth our selected statements of operations data for the three months ended June 30, 2026 and 2025 (in thousands):

	Three months ended June 30,		2026 vs 2025
	2026	2025	Change
Revenue:
Revenue from contracts with collaborators	$9,238	$11,489	$(2,251)
Total revenue	9,238	11,489	(2,251)
Operating expenses:
Research and development	26,412	41,575	(15,163)
General and administrative	8,900	8,679	221
Total operating expenses	35,312	50,254	(14,942)
Loss from operations	(26,074)	(38,765)	12,691
Other income (expense)
Interest income	268	542	(274)
Interest expense	(2,705)	(2,744)	39
Remeasurement of warrant liability	1,602	—	1,602
Remeasurement of derivative liability	4,113	—	4,113
Gain on debt extinguishment	43,846	—	43,846
Other income (expense), net	(4,150)	2,694	(6,844)
Total other income, net	42,974	492	42,482
Net income (loss)	$16,900	$(38,273)	$55,173
The following table sets forth our selected statements of operations data for the six months ended June 30, 2026 and 2025 (in thousands):

	Six months ended June 30,		2026 vs 2025
	2026	2025	Change
Revenue:
Revenue from contracts with collaborators	$26,193	$21,378	$4,815
Total revenue	26,193	21,378	4,815
Operating expenses:
Research and development	69,487	79,616	(10,129)
General and administrative	27,646	17,337	10,309
Total operating expenses	97,133	96,953	180
Loss from operations	(70,940)	(75,575)	4,635
Other income (expense)
Interest income	622	836	(214)
Interest expense	(5,460)	(5,490)	30
Remeasurement of warrant liability	1,602	—	1,602
Remeasurement of derivative liability	4,113	—	4,113
Gain on debt extinguishment	43,846	—	43,846
Other income (expense), net	(3,547)	5,318	(8,865)
Total other income, net	41,176	664	40,512
Net loss	$(29,764)	$(74,911)	$45,147

Revenue
Our revenue is generated from our ongoing collaboration with Chiesi and consists of ongoing research and development service performance and cost-sharing payments for performance of research and development and pre-commercial services. For the three months ended June 30, 2026 and 2025, our revenue was $9.2 million and $11.5 million, respectively, for a decrease of $2.3 million, which was primarily attributable to the decrease in research and development services and costs subject to reimbursement. For the six months ended June 30, 2026 and 2025, our revenue was $26.2 million and $21.4 million, respectively, for an increase of $4.8 million, which was primarily attributable to an increase in research and development and pre-commercial services.
Research and development expenses
Research and development expenses were $26.4 million for the three months ended June 30, 2026, compared to $41.6 million for the three months ended June 30, 2025, for a decrease of $15.2 million, which was primarily attributable to a decrease of $15.7 million of costs associated with clinical trials for seralutinib, offset by an increase of $0.5 million of costs associated with Respira.
Research and development expenses were $69.5 million for the six months ended June 30, 2026, compared to $79.6 million for the six months ended June 30, 2025, for a decrease of $10.1 million, which was primarily attributable to a decrease of $11.4 million of costs associated with clinical trials for seralutinib and an increase of $1.2 million of costs associated with Respira.
The following table shows our research and development expenses by program for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Seralutinib	$25,914	$41,575	$68,264	$79,616
Other programs	498	—	1,223	—
Total research and development	$26,412	$41,575	$69,487	$79,616
General and administrative expenses
General and administrative expenses were $8.9 million for the three months ended June 30, 2026, compared to $8.7 million for the three months ended June 30, 2025, for an increase of $0.2 million, which was primarily attributable to a $0.2 million increase in legal expense, a $0.6 million increase in stock-based compensation expense and a $0.4 million increase in personnel expense due to severance, offset by a $1.0 million decrease in commercial costs.
General and administrative expenses were $27.6 million for the six months ended June 30, 2026, compared to $17.3 million for the six months ended June 30, 2025, for an increase of $10.3 million, which was primarily attributable to a $0.7 million increase in commercial expenses, a $4.4 million increase in personnel expense due to severance, a $2.8 million increase in stock-based compensation expense and a $1.1 million increase in professional services expense.
Other income (loss), net
Other income, net was $43.0 million for the three months ended June 30, 2026, compared to the other income, net of $0.5 million for the three months ended June 30, 2025, for an increase of $42.5 million, which was primarily attributable to a $43.9 million gain on the debt extinguishment, $4.1 million gain on the derivative liability remeasurement and $1.6 million gain on the warrant liability remeasurement, offset by the $1.6 million decrease in investment accretion and $4.4 million issuance costs attributable to the embedded derivative and purchase warrants..
Other income, net was $41.2 million for the six months ended June 30, 2026, compared to the other income, net of $0.7 million for the six months ended June 30, 2025, for an increase of $40.5 million, which was primarily attributable to a $43.9 million gain on the debt extinguishment, $4.1 million gain on the derivative liability remeasurement and $1.6 million gain on the warrant liability remeasurement, offset by the $3.6 million decrease in investment accretion and $4.4 million issuance costs attributable to the embedded derivative and purchase warrants.

Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2026, we had an accumulated deficit of $1,468.7 million.
Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and to a lesser extent, general and administrative expenditures, including commercial planning expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable and accrued expenses. We may also use cash on hand to repurchase 2027 Notes and 2030 Notes through open-market transactions, including through a Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time.
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of June 30, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under the 2027 Notes and 2030 Notes and existing operating leases.
From our inception through June 30, 2026, our operations have been financed primarily by proceeds of $1,396.9 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from the 2027 Notes and 2030 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and the Chiesi Collaboration Agreement. In addition, we have received $57.9 million as of June 30, 2026 through reimbursement related to the Chiesi Collaboration Agreement. As of June 30, 2026 we had cash, cash equivalents and marketable securities of $57.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.
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
On May 3, 2024, we entered into the Chiesi Collaboration Agreement. In consideration and as reimbursement for our development costs, Chiesi paid us an up-front, nonrefundable payment of $160.0 million. In addition, we and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. Territory. For the six months ended June 30, 2026, we received cost-sharing payments from Chiesi in the amount of $21.5 million.
On January 28, 2026, we filed a registration statement on Form S-3 ASR, or the 2026 Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective upon filing. On March 17, 2026, we filed Post-Effective Amendment No. 1 and Post-

Effective Amendment No. 2 to the 2026 Shelf Registration Statement, which became effective on March 18, 2026, to convert the registration statement to a non-automatic shelf registration statement as we were no longer a “well-known seasoned issuer.”
On June 4, 2026, we completed the early settlement of the exchange of the 2027 Notes in the Exchange Offer, pursuant to which, $181,052,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by us and subsequently cancelled. Following such cancellation, $18,948,000 in aggregate principal amount of the 2027 Notes remain outstanding. On the Early Settlement Date, we issued (i) $65,174,000 in aggregate principal amount of 2030 Notes, (ii) 254,150,441 New Shares, (iii) 33,402,727 Prefunded Warrants and (iv) 135,789,000 Purchase Warrants, in exchange for the validly tendered and accepted Early Tendered Notes. Because no additional 2027 Notes were validly tendered in the Exchange Offer following the Early Settlement Date and prior to the expiration of the Exchange Offer, $18,948,000 in aggregate principal amount of 2027 Notes remain outstanding following the Exchange Offer.
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
The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2025 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our consolidated condensed financial statements as of and for the three and six months ended June 30, 2026 and 2025 included in this Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
The following table shows a summary of our cash flows for each of the six months ended June 30, 2026 and 2025, respectively:

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(78,145)	$(86,785)
Net cash provided by investing activities	84,306	66,188
Net cash provided (used in) by financing activities	(2,632)	598
Effect of exchange rate changes on cash and cash equivalents	(113)	234
Net increase (decrease) in cash and cash equivalents	$3,416	$(19,765)
Operating activities
During the six months ended June 30, 2026, operating activities used approximately $78.1 million of cash, primarily resulting from a net loss of $29.8 million and changes in contract liabilities of $12.4 million, changes in accrued research and development expenses of $12.0 million and gain on debt extinguishment of $43.8 million, reduced by changes in stock-based compensation expense of $8.8 million and changes in prepaid expenses and other current assets of $8.9 million.
During the six months ended June 30, 2025, operating activities used approximately $86.8 million of cash, primarily resulting from the net loss of $74.9 million and changes in accounts payable of $6.8 million, changes in prepaid expenses and other current assets of $5.4 million and changes in amortization of premium on investments of $4.6 million, reduced by changes in stock-based compensation expense of $5.0 million.
Investing activities
During the six months ended June 30, 2026, investing activities provided approximately $84.3 million of cash, primarily resulting from the maturities of marketable securities of $109.3 million, offset by the purchases of marketable securities of $25.0 million.

During the six months ended June 30, 2025, investing activities provided approximately $66.2 million of cash, primarily resulting from the maturities of marketable securities of $242.8 million, offset by the purchases of marketable securities of $176.5 million.
Financing activities
During the six months ended June 30, 2026, financing activities used approximately $2.6 million of cash, primarily resulting from the payment of debt and equity issuance costs in connection with the exchange of the 2027 Notes of $3.1 million, reduced by the proceeds from issuance of common stock pursuant to the ESPP of $0.3 million and the proceeds from the exercise of stock options of $0.2 million.
During the six months ended June 30, 2025, financing activities provided approximately $0.6 million of cash, primarily resulting from the proceeds from issuance of common stock pursuant to the ESPP of $0.4 million and the proceeds from the exercise of stock options of $0.2 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 17, 2026.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kinnamon vs. Gossamer Bio, Inc., et. al.
On March 31, 2026, Daniel Kinnamon, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company, certain of its executive officers and directors in the United States District Court for the Southern District of California (Case No. 3:26-cv-2016-CAB-AHG). The complaint was filed on behalf of all persons who purchased or otherwise acquired the Company’s securities between June 16, 2025 and February 20, 2026. The complaint alleges that the Company, certain of its executive officers and directors made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. On May 4, 2026, the Court entered an order staying any answer or response to the complaint pending the appointment of a lead plaintiff and lead counsel. On July 7, 2026, the Court entered an order appointing Martin Meienhofer and his counsel—The Rosen Law Firm—as Lead Plaintiff and Lead Counsel, respectively. On July 20, 2026, the Court ordered Lead Plaintiff to file his amended complaint by August 10, 2026. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 17, 2026, except as set forth below:
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the notes.
As of June 30, 2026, following the completion of the Exchange Offer in June 2026, we had $18,948,000 in aggregate principal amount of 5.00% convertible senior notes due 2027 and $65,174,000 in aggregate principal amount of 7.50% convertible senior secured first lien notes due 2030 outstanding and approximately $134.8 million million of other liabilities, including trade payables. The 2030 Notes Indenture contains covenants that restrict our ability to incur additional debt, create liens, engage in certain asset sales, mergers or acquisitions, make restricted payments and investments, and enter into transactions with affiliates, among other restrictions. The 2030 Notes Indenture also requires us to maintain minimum liquidity of $40 million, subject to reduction upon achievement of certain milestones, and contains a springing maturity date of March 2, 2027 if more than $4.0 million of the 2027 Notes remain outstanding at such time. If we are unable to reduce the outstanding 2027 Notes to $4.0 million or below prior to March 2, 2027, the 2030 Notes would also become due on that date, and we may not have sufficient resources to satisfy our obligations thereunder. We may also incur additional indebtedness or liabilities to meet our future financing needs. Our indebtedness and liabilities could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:
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
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the 2027 Notes and 2030 Notes, and our cash needs may increase in the future. Given the uncertainty regarding the path forward for seralutinib following the results of our Phase 3 PROSERA study, we may be unable to raise additional capital or repay or refinance our existing indebtedness on acceptable terms, or at all. Our ability to satisfy our obligations under the 2030 Notes and repay or refinance the remaining 2027 Notes, which mature in May 2027, will depend on our financial condition, the capital markets and investor sentiment of our prospects. If we are unable to satisfy our obligations under the 2030 Notes and/or repay or refinance the 2027 Notes at maturity, we could be required to restructure our indebtedness and/or obtain additional equity capital on terms that may be onerous, unfavorable and highly dilutive, delay or curtail our development programs, sell assets, or seek protection under applicable bankruptcy or insolvency laws, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations.
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
Raising additional capital has caused and may continue to cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or seralutinib.
Until such time, if ever, as we can generate substantial product revenues, we have and continue to expect to finance our cash needs through equity offerings, debt financings or other capital sources including potentially collaborations, licenses and other similar arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. For example, the 2030 Notes Indenture includes incurrence based negative covenants, including but not limited to, limitations on debt, limitations on liens and entry into restrictive agreements, limitations on mergers, consolidations or sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments and investments, limitations on disposals of assets, limitations on foreign subsidiaries and limitations on impairment of security.
In connection with the Exchange Offer completed in June 2026, we issued 254,150,441 shares of common stock, 33,402,727 Prefunded Warrants and 135,789,000 Purchase Warrants, which resulted in substantial dilution to our existing stockholders. Additional shares of common stock may be issuable upon conversion of the 2027 Notes or the 2030 Notes, and additional shares of common stock may be issuable upon exercise of the Prefunded Warrants and Purchase Warrants. The issuance of these securities has significantly increased the number of shares of our common stock outstanding and the potential for further dilution remains substantial. Additionally, on July 14, 2026, the Company filed a certificate of amendment to the Charter with the Secretary of State of the State of Delaware, which became effective upon filing, to increase the number of authorized shares of its common stock from 700,000,000 to 4,000,000,000 in order to support, among other things, these potential share issuances.
Any additional issuances of equity or debt securities may be for cash or in exchange for any of our outstanding convertible notes, which could have a further highly dilutive effect on current stockholders and could negatively affect the trading price of our common stock. Similarly, if holders exercise their Purchase Warrants or Prefunded Warrants, the resulting issuance of shares of our common stock would have an additional dilutive effect on our current stockholders and could negatively affect the trading price of our common stock.
Sales or issuances of our common stock, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We cannot predict the size of future sales or issuances of our common stock or securities convertible into our common stock or the effect, if any, that any such future sales or issuances will have on the market price of our common stock.
In addition, if we raise funds through future collaborations, licenses and other similar arrangements, we may have to relinquish valuable rights to our future revenue streams or grant licenses on terms that may not be favorable to us and/or that may reduce the value of our common stock.
The results from the PROSERA Phase 3 clinical trial may not be sufficient to support FDA approval or continued development of seralutinib, which would materially and adversely harm our business.
In February 2026, we announced topline results from the Phase 3 PROSERA clinical trial of seralutinib in PAH, including that the study did not meet its primary endpoint. Following a Pre-NDA Type B meeting with the FDA held in mid-June 2026 and receipt of the official meeting minutes, we plan to proceed with an NDA submission for seralutinib for the treatment of PAH in September 2026. Based on the meeting minutes, the FDA characterized the degree of statistical significance and the magnitude of the treatment effect observed in PROSERA as review issues rather than filing issues. The Company’s planned NDA submission is based in part on its views following its meeting with the FDA and the official minutes therefrom, and later feedback from, or developments with, the FDA may be inconsistent with such meeting or the Company’s views from such meeting. The FDA's ultimate determination on approvability will be made upon review of the complete NDA, and there can be no assurance that the FDA will accept the NDA for filing or ultimately approve seralutinib. In general, the FDA has substantial discretion in the approval process and may decide that the totality of our datasets, including the Phase 3 PROSERA and Phase 2 TORREY studies, have not demonstrated a favorable overall benefit-risk assessment or may otherwise determine are insufficient for approval and require additional clinical trials or other studies, especially given that the PROSERA study did not meet its primary endpoint. Any such decision or feedback from the FDA would result in additional development costs and could significantly delay the potential for regulatory approval, or even if we are approved, a more narrow or limited labeled indication. We also may be unable to identify a viable development path towards approval for seralutinib, based on FDA feedback, our internal analysis of the data and market opportunity, or other factors. Even if we do identify a path to approval for seralutinib, we may require substantial additional capital and other resources to pursue such a path, and may be unable to raise such capital in the amounts needed or on attractive terms. There is also no assurance that any future trials or studies we may need to conduct will be successful.
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
We have entered into, and may in the future seek to enter into, collaborations, licenses and other similar arrangements and we may not realize the benefits of such relationships, or may not be successful in entering into such relationships
We have entered into, and may in the future seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of our product candidates, due to capital costs required to develop or commercialize such product candidates or manufacturing constraints.
We may not be successful in our efforts to establish or maintain collaborations because third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy or significant commercial opportunity. For example, in May 2024, we entered into a collaboration agreement with Chiesi Farmaceutici S.p.A., or Chiesi, for the development and commercialization of seralutinib around the world, and in July 2026, we and Chiesi entered into a Rights Reacquisition Agreement, pursuant to which the parties agreed to terminate the collaboration agreement, subject to survival of certain provisions, and we reacquired seralutinib assets and worldwide development and commercial rights to seralutinib, in return for which we have agreed to make certain success-based milestone payments to Chiesi and pay royalties on net sales of certain products previously licensed under the collaboration agreement up to a capped amount.
In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, in connection with any such collaborations, we may have to relinquish valuable rights to our future revenue streams, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with potential collaborators. We cannot be certain that, following any strategic transaction or license, we will achieve an economic benefit that justifies such transaction. If we are successful in our efforts to establish any additional collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such collaborations if, for example, development or approval of seralutinib is delayed, the safety of seralutinib is questioned or sales of seralutinib, if approved, are unsatisfactory. In addition, any potential future collaborations may be terminable by our strategic partners in certain circumstances, and we may not be able to adequately protect our rights under these agreements. Furthermore, our strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of seralutinib. The termination of the collaboration with Chiesi or of any other collaborations we enter into in the future, or any delay in entering into collaborations related to seralutinib, could delay the development and commercialization of seralutinib and reduce its competitiveness if it reaches the market, which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. On April 8, 2026, we received written notice from the Nasdaq Stock Market staff notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 5, 2026, to regain compliance. We will regain compliance under this rule if at any time before October 5, 2026, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Nasdaq notice had no immediate effect on the listing or trading of our common stock, which continues to trade on the Nasdaq Global Select Market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by October 5, 2026. If we do not regain compliance by October 5, 2026, we may be eligible for an additional 180 calendar day compliance period. To qualify for the additional compliance period, we would be required to transfer our listing to the Nasdaq Capital Market. In addition, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the additional compliance period, such as by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Nasdaq staff would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Nasdaq staff’s determination to delist our securities, but there can be no assurance the Nasdaq staff would grant our request for continued listing.
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
We have obtained stockholder approval to effect a reverse stock split of our common stock at a ratio ranging from 1-for-10 and 1-for-150, which if implemented may have adverse effects on our common stock.
On July 14, 2026, at our special meeting of stockholders, our stockholders approved a series of 30 alternate amendments to our Amended and Restated Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of common stock at a ratio ranging from not less than 1-for-10 to not greater than 1-for-150, together with a proportionate reduction in the number of authorized shares of common stock, with the exact ratio within such range, and the implementation and timing of the reverse stock split, to be determined in the discretion of our board of directors.
Our board of directors plans to effect the reverse stock split with the intent of improving the perception of our common stock as an investment security, resetting our stock price to more normalized trading levels, decreasing price volatility, facilitating our ability to raise additional equity capital, and increasing the per-share price of our common stock to meet the price criteria for continued listing of our common stock on the Nasdaq Global Select Market.
Although we expect that the reverse stock split will result in an increase in the market price of our common stock, we cannot assure you that the reverse stock split, if effected, will increase the market price of our common stock in proportion to the reduction in the number of shares of our common stock outstanding or result in a permanent increase in the market price. The effect that the reverse stock split may have upon the market price of our common stock cannot be predicted with any certainty, and the history of similar reverse stock splits for companies in similar circumstances to ours is varied. The market price of our common stock is dependent on many factors, including our business and financial performance, general market conditions, prospects for future growth and other factors detailed from time to time in the reports we file, or have filed, with the SEC, including this Quarterly Report on Form 10-Q. Accordingly, the total market capitalization of our common stock after the proposed reverse stock split may be lower than the total market capitalization before the proposed reverse stock split and, in the future, the market price of our common stock following the reverse stock split may not exceed or remain higher than the market price prior to the proposed reverse stock split.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement,” except as described below:
•On May 1, 2026, Faheem Hasnain, CEO and President, terminated a trading arrangement that had been adopted on October 31, 2025 and was intended to satisfy the affirmative-defense conditions of Rule 10b5-1(c). The trading arrangement provided for the sale of up to 1,125,000 shares of our common stock and was scheduled to remain in effect from March 15, 2026 until December 29, 2026, subject to earlier termination in accordance with its terms.
ITEM 6. EXHIBITS
The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number
3.1	Amended and Restated Certificate of Incorporation, as amended.	10-Q	8/8/2023	3.1
3.2	Amended and Restated Bylaws.	10-Q	5/12/2020	3.2
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Gossamer Bio, Inc.	8-K	7/15/2026	3.1
4.1	Form of Common Stock Certificate.	S-1/A	1/23/2019	4.1
4.2	Indenture, dated as of May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.1
4.3	First Supplemental Indenture, dated May 21, 2020, by and between the Company and Wilmington Trust, National Association.	8-K	5/21/2020	4.2
4.4	Form of Global Note representing 5.00% Convertible Senior Notes due 2027 (included as part of Exhibit 4.4).	8-K	5/21/2020	4.3
4.5	Form of Warrant	8-K	7/20/2023	4.1
4.6	Indenture, dated as of June 4, 2026, by and among Gossamer Bio, Inc., the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee and collateral agent.	8-K	6/5/2026	10.1
4.7	Form of 7.50% Convertible Senior Secured First Lien Notes due 2030.	8-K	6/5/2026	10.2
4.8	Purchase Warrant Agreement, dated as of June 4, 2026, by and between Gossamer Bio, Inc. and Computershare, Inc., as warrant agent.	8-K	6/5/2026	10.3
4.9	Form of Purchase Warrant.	8-K	6/5/2026	10.4
4.10	Second Supplemental Indenture, dated as of June 4, 2026, by and between Gossamer Bio, Inc. and Wilmington Trust, National Association, as trustee, to the Indenture, dated as	8-K	6/5/2026	10.5
4.11	Form of Prefunded Warrant.	8-K	6/5/2026	10.6
10.1+§	Transaction Support Agreement, dated May 18, 2026, among Gossamer Bio, Inc., and the other parties thereto.	8-K	5/18/2026	10.1
10.2§	Form of Voting Agreement.	8-K	5/18/2026	10.2
10.3#	Gossamer Bio, Inc. 2019 Incentive Award Plan, as Amended and Restated Effective May 18, 2026.	8-K	7/14/2026	10.1
10.4+†	Rights Reacquisition Agreement, dated as of July 23, 2026, by and among Chiesi Farmaceutici S.p.A. and Chiesi USA, Inc., on the one hand; and Gossamer Bio USA, Inc. (formerly GB002, Inc.), Gossamer Bio 002 Ltd., and Gossamer Bio, Inc., on the other hand.	8-K	7/27/2026	10.1
31.1	Certification of Chief Executive Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer of Gossamer Bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Report Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Calculation Linkbase Document				X

101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
#	Indicates management contract or compensatory plan.
+	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
§	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
†	Portions of this exhibit (indicated by asterisks) have been omitted for confidentiality purposes pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOSSAMER BIO, INC.

Date:	August 13, 2026	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2026	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)