Form 10-Q
period 2026-09-30
Gossamer Bio, Inc.
filed 2026-11-10
CIK 1728117

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒
As of November 7, 2026, the registrant had 6,116,390 shares of common stock ($0.0001 par value) outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
GOSSAMER BIO, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$51,189	$37,732
Marketable securities	—	99,200
Receivable from contracts with collaborators	—	12,227
Prepaid expenses and other current assets	9,237	18,485
Total current assets	60,426	167,644
Property and equipment, net	51	64
Operating lease right-of-use assets	3,436	4,133
Other assets	424	408
Total assets	$64,337	$172,249
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,470	$5,959
Accrued research and development expenses	8,082	21,662
Current contract liabilities	—	19,987
Current convertible senior notes	37,150	—
Embedded derivative liability at fair value	37,369	—
Accrued expenses and other current liabilities	15,874	15,827
Total current liabilities	99,945	63,435
Long-term convertible senior notes	—	198,508
Operating lease liabilities - long-term	2,695	3,460
Long-term contract liabilities	—	29,606
Long-term warrant liability at fair value	84,492	—
Total liabilities	187,132	295,009
Commitments and contingencies (Note 9)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 50,000,000 shares authorized as of September 30, 2026 and 8,750,000 shares authorized as of December 31, 2025 (after giving effect to the reverse stock split); 6,116,390 shares issued and outstanding as of September 30, 2026, and 2,920,964 shares issued and outstanding as of December 31, 2025	1	—
Additional paid-in capital	1,397,593	1,321,327
Accumulated deficit	(1,516,774)	(1,438,938)
Accumulated other comprehensive loss	(3,615)	(5,149)
Total stockholders' deficit	(122,795)	(122,760)
Total liabilities and stockholders' deficit	$64,337	$172,249
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue:
Revenue from contracts with collaborators	$38,431	$13,294	$64,624	$34,672
Total revenue	38,431	13,294	64,624	34,672
Operating expenses:
Research and development	18,828	45,542	88,315	125,158
In process research and development	2,771	7,476	2,771	7,476
General and administrative	9,637	9,390	37,283	26,727
Total operating expenses	31,236	62,408	128,369	159,361
Income (Loss) from operations	7,195	(49,114)	(63,745)	(124,689)
Other income (expense)
Interest income	400	687	1,022	1,523
Interest expense	(2,464)	(2,748)	(7,924)	(8,238)
Remeasurement of warrant liability	(56,531)	—	(54,929)	—
Remeasurement of derivative liability	5,569	—	9,682	—
Gain on debt extinguishment	—	—	43,846	—
Other income (loss), net	(2,241)	2,954	(5,788)	8,272
Total other income (expense), net	(55,267)	893	(14,091)	1,557
Net (loss)	$(48,072)	$(48,221)	$(77,836)	$(123,132)
Other comprehensive income (loss):
Foreign currency translation	119	(130)	1,602	(6,228)
Unrealized gain (loss) on marketable securities	—	111	(68)	(68)
Other comprehensive income (loss)	119	(19)	1,534	(6,296)
Comprehensive (loss)	$(47,953)	$(48,240)	$(76,302)	$(129,428)
Net loss per share, basic	$(7.36)	$(16.92)	$(17.30)	$(43.33)
Net loss per share, diluted	$(7.36)	$(16.92)	$(25.61)	$(43.33)
Weighted average common shares outstanding, basic	6,530,004	2,849,768	4,498,832	2,842,032
Weighted average common shares outstanding, diluted	6,530,004	2,849,768	4,586,281	2,842,032
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)
(in thousands, except share amounts)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2025	2,920,964	$—	$1,321,327	$(1,438,938)	$(5,149)	$(122,760)
Exercise of stock options	2,643	—	220	—	—	220
Stock-based compensation	—	—	6,304	—	—	6,304
Issuance of common stock pursuant to Employee Stock Purchase Plan	10,097	—	292	—	—	292
Net loss	—	—	—	(46,664)	—	(46,664)
Other comprehensive income	—	—	—	—	1,125	1,125
Balance as of March 31, 2026	2,933,704	$—	$1,328,143	$(1,485,602)	$(4,024)	$(161,483)
Stock-based compensation	—	—	2,463	—	—	2,463
Issuance of common stock and warrants in connection with the exchange of the 2027 Notes, net of issuance costs	3,176,881	1	47,800	—	—	47,801
Net income	—	—	—	16,900	—	16,900
Other comprehensive income	—	—	—	—	290	290
Balance as of June 30, 2026	6,110,585	$1	$1,378,406	$(1,468,702)	$(3,734)	$(94,029)
Reclassification of Purchase Warrants liability to Additional Paid-in Capital	—	—	15,330	—	—	15,330
Stock-based compensation	—	—	3,791	—	—	3,791
Issuance of common stock pursuant to Employee Stock Purchase Plan	5,734	—	66	—	—	66
Issuance of common stock for fractional shares in connection with the reverse stock split	71	—	—	—	—	—
Net loss	—	—	—	(48,072)		(48,072)
Other comprehensive income	—	—	—	—	119	119
Balance as of September 30, 2026	6,116,390	$1	$1,397,593	$(1,516,774)	$(3,615)	$(122,795)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
	Shares	Amount
Balance as of December 31, 2024	2,832,552	$—	$1,296,871	$(1,268,568)	$1,189	$29,492
Exercise of stock options	1,408	—	132	—	—	132
Stock-based compensation	—	—	2,405	—	—	2,405
Issuance of common stock pursuant to Employee Stock Purchase Plan	6,306	—	372	—	—	372
Net loss	—	—	—	(36,638)	—	(36,638)
Other comprehensive loss	—	—	—	—	(2,013)	(2,013)
Balance as of March 31, 2025	2,840,266	$—	$1,299,780	$(1,305,206)	$(824)	$(6,250)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	1,266	—	94	—	—	94
Stock-based compensation	—	—	2,586	—	—	2,586
Net loss	—	—	—	(38,273)	—	(38,273)
Other comprehensive loss	—	—	—	—	(4,264)	(4,264)
Balance as of June 30, 2025	2,841,532	$—	$1,302,460	$(1,343,479)	$(5,088)	$(46,107)
Investment in merger option through issuance of stock	31,250	—	7,476	—	—	7,476
Exercise of stock options	5,479	—	465	—	—	465
Exercise of warrants	5,748	—	938	—	—	938
Stock-based compensation	—	—	2,666	—	—	2,666
Issuance of common stock pursuant to Employee Stock Purchase Plan	7,317	—	469	—	—	469
Net loss	—			(48,221)		(48,221)
Other comprehensive loss	—	—	—	—	(19,000)	(19)
Balance as of September 30, 2025	2,891,326	$—	$1,314,474	$(1,391,700)	$(5,107)	$(82,333)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GOSSAMER BIO, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(77,836)	$(123,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13	18
Stock-based compensation expense	12,558	7,657
Amortization of operating lease right-of-use assets	697	757
In process research and development expenses	2,771	7,476
Amortization and expense of debt discount and issuance costs	6,215	734
Amortization of premium on marketable securities, net of accretion of discounts	(1,072)	(6,196)
Warrant issuance costs	2,160	—
Change in warrant liability	54,929	—
Change in derivative liability	(9,682)	—
Gain on debt extinguishment	(43,846)	—
Changes in operating assets and liabilities:
Receivable from contracts with collaborators	9,781	(3,905)
Prepaid expenses and other current assets	9,248	(4,490)
Other assets	(16)	(124)
Operating lease liabilities	(697)	(739)
Accounts payable	(3,130)	(7,569)
Accrued expenses and other current liabilities	(5,432)	1,671
Accrued research and development expenses	(13,580)	7,281
Accrued compensation and benefits	(2,259)	(25)
Contract liabilities	(49,593)	(4,866)
Accrued interest expense	1,047	2,500
Net cash used in operating activities	(107,724)	(122,952)
Cash flows from investing activities
Purchase of marketable securities	(24,994)	(206,119)
Maturities of marketable securities	125,200	289,400
Purchase of property and equipment	—	(79)
Net cash provided by investing activities	100,206	83,202
Cash flows from financing activities
Proceeds from issuance of warrants in a private offering, net	23,653	—
Payment of debt issuance costs in connection with the exchange of the 2027 Notes	(1,963)	—
Payment of equity issuance costs in connection with the exchange of the 2027 Notes	(1,181)	—
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	358	841
Proceeds from the exercise of stock options	220	691
Proceeds from the exercise of warrants	—	938
Net cash provided by financing activities	21,087	2,470
Effect of exchange rate changes on cash and cash equivalents	(112)	139
Net increase (decrease) in cash and cash equivalents	13,457	(37,141)
Cash and cash equivalents, at the beginning of the period	37,732	46,074
Cash and cash equivalents, at the end of the period	$51,189	$8,933
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,075	$5,000

	Nine months ended September 30,
	2026	2025
Supplemental disclosure of noncash investing and financing activities:
Unpaid debt issuance costs in connection with the exchange of the 2027 Notes	$3,645	$—
Unpaid equity issuance costs in connection with the exchange of the 2027 Notes	$2,193	$—
Issuance of common stock in connection with the exchange of 2027 Notes	$45,239	$—
Issuance of a derivative in connection with the exchange of 2027 Notes	$47,051	$—
Issuance of prefunded warrants in connection with the exchange of 2027 Notes	$5,936	$—
Issuance of purchase warrants in connection with the exchange of 2027 Notes	$19,893	$—
Issuance of 2030 Notes in connection with the exchange of 2027 Notes	$18,123	$—
Reclassification of noncurrent to current 2027 Notes	18,847	$—
Change in unrealized loss on marketable securities, net	$(68)	$(68)
Reclassification of Purchase Warrants liability to additional paid in capital	$15,330	$—
Unpaid offering costs in connection with the August 2026 private placement	$813	$—
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
Reverse Stock Split
On July 14, 2026, at a special meeting of stockholders, the Company’s stockholders approved a reverse stock split at one of thirty ratios to be selected by the Company’s board of directors, and in September 2026, the board of directors of the Company approved a reverse stock split at a ratio of one for every 80 shares previously held. The reverse split became effective on September 10, 2026. As a result of the reverse stock split, every 80 shares of the Company’s common stock issued or outstanding were automatically reclassified into one new share of common stock. Proportionate adjustments were also made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. All share and per share data included in these financial statements reflects the stock split. All shares of our common stock, per-share data and related information included in this Quarterly Report on Form 10-Q have been retroactively adjusted as though the reverse stock split had been effected prior to all periods presented.
Liquidity and Going Concern
The Company has incurred significant operating losses since its inception. As of September 30, 2026, the Company had an accumulated deficit of $1,516.8 million. From the Company’s inception through September 30, 2026, the Company has funded its operations primarily through equity financings, convertible senior notes and the Chiesi Collaboration Agreement (as defined in Note 10 below).
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
If the Company is not able to obtain the required funding, through equity or debt financings, license agreements for seralutinib in domestic or foreign markets, or other means, or is unable to obtain funding on terms favorable to the Company, or there is an event of default affecting the Company’s 2027 Notes and 2030 Notes (each as defined below), there will be a material adverse effect on commercialization and development operations, and the Company's ability to execute its strategic development plan for future growth. If the Company cannot successfully raise additional funding and implement its strategic development plan, the Company may be forced to make further reductions in spending, including spending in connection with its clinical development, pre-commercialization activities, extend payment terms with suppliers, suspend or curtail planned operations or cease operations entirely. The Company has concluded that these circumstances and the uncertainties associated with the Company’s ability to obtain additional equity or debt financing on terms that are favorable to the Company, or at all, and otherwise succeed in its future operations raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that it has sufficient working capital on hand to fund operations into the first quarter of 2027.
On March 16, 2026, the Company commenced a workforce reduction of 73 individuals, constituting approximately 46% of its workforce, to reduce its operating expenses. The Company's remaining management and employees will continue the development of seralutinib and explore potential regulatory paths forward. The workforce reduction was completed in September 2026. The Company recognized $6.1 million of charges associated with the workforce reduction in the first quarter of 2026.

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company’s condensed consolidated financial statements relate to accrued research and development expenses, convertible debt components, the fair value of the warrant liability and embedded derivative liability, stand-alone selling price of performance obligations and estimated collaboration expenses associated with the Company’s Chiesi Collaboration Agreement. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.
Segments
Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker ("CODM") in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business as one operating segment. The identification of a single operating and reportable segment is consistent with the management approach as the CODM regularly reviews consolidated financial information for the purpose of assessing performance and allocating resources. See Note 11, "Segment Information" for more information.
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
For arrangements that include cost-share reimbursements, the Company will recognize such payments when control of the related goods or services are transferred to the customer. Cost-sharing reimbursements are presented as revenue from contracts with collaborators.
Major Customer and Concentration of Credit Risk
During the nine months ended September 30, 2026, Chiesi was the Company's principal customer, accounting for 100% of its revenue. The Chiesi Collaboration Agreement was terminated upon the effectiveness of the Chiesi Rights Reacquisition Agreement on July 23, 2026. As of September 30, 2026, there were no outstanding accounts receivable balances due from Chiesi. Chiesi represented 100% of the Company's accounts receivable balance as of December 31, 2025.

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
Recent Accounting Pronouncements - Adopted
In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU No. 2025-05, Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide all entities with a practical expedient to assume that the current conditions as of balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The guidance is effective for all entities for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Entities that use the practical expedient are required to apply the amendments prospectively. The adoption of ASU No. 2025-05 does not have a material impact on the Company's consolidated financial statements and related disclosures.
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
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

(in thousands, except share and per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Numerator for basic loss per share - net loss available to common stockholders	$(48,072)	$(48,221)	$(77,836)	$(123,132)
Add back the interest on 2027 Notes	—	—	4,235	—
Deduct the gain on debt extinguishment	—	—	(43,846)	—
Numerator of diluted earnings (loss) per share	$(48,072)	$(48,221)	$(117,447)	$(123,132)

Denominator:
Denominator for basic earnings (loss) per share - common shares outstanding	6,530,004	2,849,768	4,498,832	2,842,032
Add back 2027 Notes, as converted	—	—	87,449	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares outstanding	6,530,004	2,849,768	4,586,281	2,842,032

Basic earnings (loss) per common share	$(7.36)	$(16.92)	$(17.30)	$(43.33)
Diluted earnings (loss) per common share	$(7.36)	$(16.92)	$(25.61)	$(43.33)
Concurrently with the Company's irrevocable election to settle the 2027 notes in cash, it also commenced the Exchange Offer which was completed on June 4, 2026.
The table below provides potentially dilutive securities not included in the calculation of the diluted net loss per share because to do so would be anti-dilutive (in common stock equivalent shares):

	Three and nine months ended September 30,
	2026	2025
2027 Notes	14,592	154,024
2030 Notes	4,356,550	—
Shares issuable upon exercise of stock options	1,645,845	600,913
Shares issuable upon exercise of Chiesi Equity Option	—	286,241
Shares issuable upon exercise of warrants	2,330,778	400,094
Nonvested shares under restricted stock grants	81,488	33,251
Total potentially dilutive securities	8,429,253	1,474,523

Note 3 - Balance Sheet Accounts and Supplemental Disclosures
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Accrued compensation and benefits	$8,952	$11,211
Operating lease liabilities	1,006	938
Accrued consulting fees	2,609	1,807
Accrued interest	1,880	833
Accrued legal fees	460	84
Accrued accounting fees	196	449
Accrued income tax	6	6
Accrued other	765	499
Total accrued expenses and other current liabilities	$15,874	$15,827

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents the hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at End of Period Using:
	Total Fair Value	Quoted Market Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2026
Money market funds	$45,558	$45,558	$—	$—
Warrant liability	84,492	—	—	84,492
Embedded derivative liability	37,369	—	—	37,369
As of December 31, 2025
Money market funds	$22,228	$22,228	$—	$—
U.S. Treasury and agency securities	8,090	8,090	—	—
Commercial paper	73,592	—	73,592	—
Corporate debt securities	27,377	—	27,377	—
The Company did not reclassify any investments between levels in the fair value hierarchy during the periods presented.

Level 3 Fair Value Measurements

The warrant liability consists of the Initial Closing Pre-Funded Warrants, the obligation to issue the Second Closing Pre-Funded Warrants and the FDA Approval Warrants issued in connection with the August 2026 Private Placement.

As of September 30, 2026, the fair value of the warrant liability was estimated using a risk-neutral Monte Carlo simulation of the Company’s common stock price, modeled as geometric Brownian motion with daily time steps and 100,000 iterations. The significant unobservable inputs are the probabilities and expected timing of the FDA’s acceptance of the NDA for filing and of FDA approval, which are management’s estimates, and expected volatility, which is based on the Company’s historical stock price volatility. Management assumed that the requisite stockholder approval would be obtained, which occurred on October 27, 2026 (see Note 14). Other inputs include the Company’s common stock price, the risk-free interest rate and the dividend yield.
Fair Value of Other Financial Instruments
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s financial instruments, which include cash, prepaid and other current assets, interest receivable, accrued research and development expenses, accounts payable and accrued expenses and other current liabilities, approximate fair values because of their short-term maturities.
There was no interest receivable as of September 30, 2026, and there was $0.3 million interest receivable as of December 31, 2025. Interest receivable is recorded as a component of prepaid expenses and other current assets on the condensed balance sheets.
As of September 30, 2026 and December 31, 2025, the fair value of the Company’s 2027 Notes was $12.1 million and $138.3 million, respectively. As of September 30, 2026, the fair value of the Company's 2030 Notes was $62.4 million. The fair value was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 5, "Indebtedness," for more information.
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

There was no aggregate market value, cost basis, and gross unrealized gain and losses of available-for-sale investments by security type, classified in marketable securities as of September 30, 2026. The aggregate market value, cost basis, and gross unrealized gains and losses of available-for-sale investments by security type, classified in marketable securities as of December 31, 2025 is as follows (in thousands except securities amounts):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Total Fair Value
As of December 31, 2025
U.S. Treasury and agency securities	$8,088	$2	$—	$8,090
Corporate debt securities	27,359	18	—	27,377
Commercial paper	73,544	49	(1)	73,592
Total marketable securities	$108,991	$69	$(1)	$109,059
Number of securities with unrealized losses			1
At each reporting date, the Company performs an evaluation of impairment to determine if any unrealized losses are due to credit-related factors. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Factors considered when evaluating available-for-sale investments for impairment include the severity of the impairment, changes in underlying credit ratings, the financial condition of the issuer, the probability that the scheduled cash payments will continue to be made and the Company’s intent and ability to hold the investment until recovery of the amortized cost basis. The Company intends and has the ability to hold its investments in unrealized loss positions until their amortized cost basis has been recovered. As of September 30, 2026 and December 31, 2025, there were no material declines in the market value of the Company’s available-for-sale investments due to credit-related factors.
There were no contractual maturities of available-for-sale debt securities, as of September 30, 2026.
The Company has the ability, if necessary, to liquidate any of its cash equivalents and marketable securities to meet its liquidity needs in the next 12 months.
Note 5 - Indebtedness
Exchange Offer and Consent Solicitation
On May 18, 2026, the Company commenced an exchange offer (the “Exchange Offer”) to exchange any and all of its 5.00% Convertible Senior Notes due 2027 issued pursuant to an indenture, dated as of May 21, 2020, and a first supplemental indenture, dated as of May 21, 2020 (together, the “2027 Notes Indenture”), for a pro rata portion of (i) up to $72.0 million in aggregate principal amount of its new 7.50% Convertible Senior Secured First Lien Notes due 2030, (ii) up to 3,970,588 shares of its common stock, par value $0.0001 per share (the “New Shares”) or, in lieu of issuing shares of common stock to the extent any investor would beneficially own greater than 9.99% of the outstanding common stock, prefunded warrants to purchase shares of Common Stock (the “Prefunded Warrants” and, together with the New Shares, the “Equity Securities”) and (iii) up to 1,875,000 warrants to purchase shares of its common stock (the “Purchase Warrants”). Simultaneously with the Exchange Offer, the Company solicited consents (the “Consent Solicitation”) from holders of the 2027 Notes to adopt certain amendments (the “Amendments”) to the 2027 Notes Indenture.
Additionally, on May 18, 2026, and as permitted by the 2027 Notes Indenture, the Company delivered an irrevocable notice of its election to settle all conversions of the 2027 Notes with a conversion date on or after May 18, 2026, solely in cash (the “Cash Settlement Election”). The Cash Settlement Election applied to all 2027 Notes, whether or not tendered in the Exchange Offer.
On June 4, 2026 (the “Early Settlement Date”), the Company completed the early settlement of the exchange of the 2027 Notes that were validly tendered on or before the early tender deadline of 5:00 p.m., New York City time, on June 2, 2026 (the “Extended Early Tender Date”) in the Exchange Offer. Pursuant to the early settlement of the Exchange Offer, $181,052,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by the Company and subsequently cancelled (collectively, the “Early Tendered Notes”). Following such cancellation, $18,948,000 in aggregate principal amount of the 2027 Notes remain outstanding. On the Early Settlement Date, the Company issued (i) $65,174,000 in aggregate principal amount of 2030 Notes, (ii) 3,176,881 New Shares, (iii) 417,534 Prefunded Warrants and (iv) 1,697,363 Purchase Warrants, in exchange for the validly tendered and accepted Early Tendered Notes. The Company also completed the Consent Solicitation and entered into a supplemental indenture (the “Supplemental Indenture”) to the 2027 Notes Indenture with Wilmington Trust, National Association, as trustee (the “2027 Notes Trustee”).

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
Prior to the Cash Settlement Election, the 2027 Notes were convertible, at the holder’s option, only upon satisfaction of specified conditions (including a common stock sale-price condition, a notes trading-price condition, notice of redemption, or the occurrence of certain corporate events), and at any time on or after March 1, 2027, and the Company could elect to settle conversions in cash, shares, or a combination. The initial conversion rate was 0.7701 shares per $1,000 principal amount (an initial conversion price of approximately $1,298 per share), subject to adjustment.
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
In June 2026, the Company completed the Exchange Offer, in which $181,052,000 aggregate principal amount (90.5%) of the 2027 Notes was tendered and extinguished. Following the Exchange Offer, $18,948,000 aggregate principal amount of 2027 Notes remains outstanding. Because the 2027 Notes mature on June 1, 2027, the remaining 2027 Notes are classified as a current liability as of September 30, 2026.
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
The conversion rate for the 2030 Notes was initially set to a number of shares of common stock per $1,000 principal amount of New Convertible Notes equal to the quotient of $1,000 divided by a 10% premium to the Reference Price (as defined below), rounded to the nearest 1/10,000th of a share. The “Reference Price” was equal the greater of (i) $13.60 and (ii) the lower of (x) $27.20 and (y) the average of the daily volume-weighted average prices for the seven (7) consecutive VWAP trading days beginning on, and including, the VWAP trading day immediately following the Final Settlement Date. On July 1, 2026, the initial conversion rate for 2030 Notes was established as 66.8449 shares of the Company's common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $14.96 per share of common stock, and the initial exercise price of its Purchase Warrants will be $27.20 per whole share of its common stock.
The 2030 Notes Indenture provided that prior to obtaining stockholder approval of certain proposals that would allow the issuance of common stock pursuant to the terms of the 2030 Notes, the Company was permitted to satisfy its obligations upon conversion of the 2030 Notes only in the form of cash settlement. On July 14, 2026, the Company’s stockholders approved such proposals. On July 1, 2026, the conversion rate was established at 66.8449 shares of common stock per $1,000 principal amount of the 2030 Notes. Following such stockholder approval, the Company is permitted to satisfy its obligations under the 2030 Notes with any settlement method it is otherwise permitted to elect, including by physical settlement in shares of common stock. Additionally, a holder of 2030 Notes was not permitted to convert its 2030 Notes at any time prior to the later of (a) the date the conversion rate has been determined and (b) the earlier of (1) the date of the special meeting at which the Company seeks stockholder approval of such proposals, whether or not such approvals are obtained and (2) the date that is 61 calendar days following the initial settlement date of the Offered Securities. A “make whole” premium will be payable on the 2030 Notes through an increase to the conversion rate in certain circumstances to compensate converting holders for interest that would have been payable to the maturity date.
The 2030 Notes Indenture includes incurrence-based negative covenants, including but not limited to, limitations on debt, limitations on liens and entry into restrictive agreements, limitations on mergers, consolidations or sales of all or substantially all assets, limitations on transactions with affiliates, limitations on restricted payments and investments, limitations on disposals of assets, limitations on foreign subsidiaries and limitations on impairment of security. The 2030 Notes Indenture also includes usual and customary affirmative covenants, including but not limited to, further assurance, payment of obligations, reporting, and compliance certificate. The 2030 Notes Indenture also contains a minimum liquidity covenant that requires the Company to maintain a minimum amount of liquidity of $40 million, tested monthly on the date that the compliance certificate for the applicable month will be delivered and commencing with the fiscal month ending June 30, 2026; provided that the minimum liquidity requirement will be reduced to (x) $20 million, upon completion of one or more equity raises with aggregate proceeds of at least $100 million, (y) $10 million, subject to satisfaction of condition (x) above and written notice from the FDA by December 1, 2026 that it has accepted for filing the Company’s new drug application and (z) $0, subject to satisfaction of conditions (x) and (y) above and completion of one or more equity raises with aggregate proceeds (including all proceeds under condition (x) above) of at least $150 million. The 2030 Notes Indenture contains other customary terms including with respect to events of default, amendments, defeasance, and satisfaction and discharge, and is governed by New York law.
Under certain circumstances and subject to conditions set forth in the 2030 Notes Indenture, the Company may elect to force a mandatory conversion of the 2030 Notes.
If certain corporate events constituting a fundamental change occur (which shall include, among other things, the acquisition by any person or group of more than 50% of the outstanding common stock of the Company or a delisting of the Company’s common stock), the Company shall offer to repurchase all of the outstanding 2030 Notes for cash at a repurchase price equal to 100% of the aggregate principal amount of the 2030 Notes then outstanding plus accrued and unpaid interest. As of September 30, 2026, the Company was in compliance with the covenants under the 2030 Notes.
2030 Notes - Maturity and Balance Sheet Classification
The 2030 Notes have a stated maturity of July 1, 2030. However, the 2030 Notes are subject to a springing maturity: if more than $4.0 million aggregate principal amount of the 2027 Notes remains outstanding on March 2, 2027, the maturity of the 2030 Notes accelerates to March 2, 2027. Because $18,948,000 aggregate principal amount of the 2027 Notes remained outstanding as of September 30, 2026, and is expected to remain outstanding on March 2, 2027, the springing maturity is expected to be triggered. Accordingly, the Company evaluated the classification of the 2030 Notes under ASC 470-10 and classified the 2030 Notes, net of the bifurcated derivative, as a current liability as of September 30, 2026.
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
A summary of the changes in the fair value of the derivative liabilities Level 3 rollforward is as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months ended September 30, 2026
Beginning balance	$42,938	$47,051
Change in fair value in net gain	(5,569)	(9,682)
Ending balance	$37,369	$37,369
Extinguishment of Debt
The Exchange Offer qualified as a debt extinguishment under ASC 470-50, Debt - Modifications and Extinguishments. Given the substantial doubt about the Company's ability to continue as a going concern disclosed in Note 1 – Liquidity and Going Concern, the Company evaluated the Exchange Offer under ASC 470-60, Troubled Debt Restructurings by Debtors, and concluded that the 2027 Note holders did not grant a concession within the meaning of ASC 470-60, because the total consideration received by the holders in exchange for the tendered 2027 Notes did not reflect a concession by them; accordingly, the transaction is accounted for under ASC 470-50 rather than ASC 470-60. The holders of the 2027 Notes tendered 90.5% of the 2027 Notes in exchange for a combination of the 2030 Notes, the New Shares, the Prefunded Warrants and the Purchase Warrants, resulting in a significant reduction of the Company’s outstanding debt.
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
The net carrying amount of the 2027 Notes and 2030 Notes was as follows (in thousands):

	September 30, 2026	December 31, 2025
Principal amount(1)	$84,122	$200,000
Unamortized debt discount(2)	(45,809)	(1,398)
Unamortized debt issuance cost(3)	(1,163)	(94)
Net carrying amount	$37,150	$198,508
_________
(1) As of September 30, 2026, the principal amount includes the 2027 Notes' principal amount of $18.9 million remaining after the Exchange Offer and the 2030 Notes' principal amount of $65.2 million. As of December 31, 2025, the principal amount includes the 2027 Notes' principal amount outstanding prior to the Exchange Offer.
(2) The amount as of September 30, 2026 represents the unamortized embedded derivative in the 2030 Notes, recorded as a single derivative, bifurcated from the host and recorded as a discount in accordance with ASC 815. The Embedded Derivative discount is being amortized to interest expense over the term of the 2030 Notes.
(3) Upon closing of the Exchange Offer, unamortized debt issuance costs associated with the 2027 Notes in the amount of $0.9 million were written off to gain on debt extinguishment in the Company's condensed consolidated statement of operations and comprehensive loss for the quarter ended June 30, 2026.
The following table sets forth the interest expense recognized related to the 2027 and 2030 Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$1,459	$2,500	$6,123	$7,500
Amortization of debt discount	980	232	1,736	687
Amortization of debt issuance cost	25	16	65	46
Total interest expense related to the 2027 and 2030 Notes	$2,464	$2,748	$7,924	$8,233
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
License from Pulmokine, Inc. (Seralutinib)
On October 2, 2017, the Company entered into a license agreement with Pulmokine, Inc. under which it was granted an exclusive worldwide license and sublicense to certain intellectual property rights owned or controlled by Pulmokine to develop and commercialize seralutinib and certain backup compounds for the treatment, prevention and diagnosis of any and all disease or conditions. On November 26, 2024, Pulmokine became a wholly owned subsidiary of XOMA Royalty Corporation. The

Company also has the right to sublicense its rights under the license agreement, subject to certain conditions. The assets acquired are in the early stages of the Food and Drug Administration ("FDA") approval process, and the Company intends to further develop the assets acquired through potential FDA approval as evidenced by the milestone arrangement in the contract. The development activities cannot be performed without significant cost and effort by the Company. The agreement will remain in effect from the effective date, unless terminated earlier, until, on a licensed product-by-licensed product and country-by-country basis, the later of ten years from the date of first commercial sale or when there is no longer a valid patent claim covering such licensed product or specified regulatory exclusivity for the licensed product in such country. The Company is obligated to make future development and regulatory milestone payments of up to $48.0 million, which includes a payment of $5.0 million due upon FDA acceptance for filing of our NDA for seralutinib in PAH, $5.0 million due upon initiation of a Phase 3 clinical trial in a second indication, commercial milestone payments of up to $45.0 million, and sales milestone payments of up to $190.0 million. The Company is also obligated to pay tiered royalties on sales for each licensed product, at percentages ranging from the mid-single digits to the high single-digits. In addition, if the Company chooses to sublicense or assign to any third parties its rights under the agreement with respect to a licensed product, or the Company’s seralutinib operating subsidiary undergoes a change of control, the Company must pay to Pulmokine a specified percentage of all revenue to be received in connection with such transaction. The Company made an upfront payment of $5.5 million in October 2017. The Company made a milestone payment of $5.0 million in connection with the initiation of the first Phase 2 clinical trial of seralutinib in January 2021 and made a milestone payment of $10.0 million, which was accrued in 2023, in connection with the initiation of the Phase 3 clinical trial of seralutinib in January 2024. The Company recognized these milestone payments as research and development expense on its condensed consolidated statements of operations and comprehensive loss. As of September 30, 2026, no other milestones had been accrued as the underlying contingencies had not yet been met.
Note 7 - Stockholders’ Equity
Common Stock
Each share of common stock is entitled to one vote. Common stock owners are entitled to dividends when funds are legally available and declared by the Company's board of directors.
Reverse Stock Split and Authorized Shares

    The Company's authorized common stock has a par value of $0.0001 per share and consists of 50,000,000 shares as of September 30, 2026 and 8,750,000 shares as of December 31, 2025 (after giving effect to the reverse stock split); 6,116,390 and 2,920,964 shares were issued and outstanding at September 30, 2026 and December 31, 2025, respectively.

On July 14, 2026, at a special meeting of stockholders, the Company’s stockholders approved a reverse stock split at one of thirty ratios to be selected by the Company’s board of directors, and an increase in the number of authorized shares of the Company’s common stock to 4,000,000,000 (prior to giving effect to the reverse stock split). Following such approval, on July 14, 2026, the Company filed a certificate of amendment to the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 700,000,000 to 4,000,000,000 (in each case, prior to giving effect to the reverse stock split). On September 10, 2026, the Company effected a 1-for-80 reverse stock split of its common stock. The par value of the common stock was not adjusted as a result of the reverse stock split. The authorized number of shares of common stock was proportionately reduced from 4,000,000,000 to 50,000,000. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the reverse stock split for all periods presented.

August 2026 Private Placement

On August 20, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain purchasers identified therein, including certain executive officers and directors of the Company, pursuant to which the Company agreed to issue and sell securities in a private placement comprising two closings (collectively, the “Private Placement”). At the initial closing (the “Initial Closing”) on August 24, 2026, the Company issued pre-funded warrants (the “Initial Closing Pre-Funded Warrants”) for an aggregate purchase price of approximately $25.0 million. In connection with the acceptance by the United States Food and Drug Administration (the “FDA”) for filing of the Company’s New Drug Application (“NDA”) for seralutinib for the treatment of patients with PAH (the “NDA Acceptance Milestone”), subject to the NDA Acceptance Milestone occurring in 2026 and the satisfaction of customary closing conditions, the second closing (the"Second Closing") is anticipated to result in an additional $125.0 million in gross proceeds from the sale of pre-funded warrants (the “Second Closing Pre-Funded Warrants”). Purchasers in the Second Closing will receive milestone-based warrants for no additional consideration (the “FDA Approval Warrants”) and together with the Initial Closing Pre-Funded Warrants and Second Closing Pre-Funded Warrants, the “Warrants”) exercisable following FDA approval of the Company's NDA for seralutinib for the treatment of patients with PAH (the “FDA Approval Milestone”), for shares of common stock, or, in lieu thereof, pre-

funded warrants, representing potential additional aggregate gross proceeds of approximately $100.0 million if exercised in full. If the Second Closing does not occur on or before December 31, 2026, the obligations of the Company and the purchasers relating to the Second Closing Pre-Funded Warrants and the FDA Approval Warrants will automatically terminate in accordance with the Purchase Agreement. The Purchase Agreement required the Company to obtain stockholder approval for the issuance of all shares of common stock issuable upon exercise of the Warrants. If the Initial Closing Pre-Funded Warrants, the Second Closing Pre-Funded Warrants, and the FDA Approval Warrants were exercised prior to stockholder approval, they would have been exercisable into 25,000 shares of Series A-1 Convertible Preferred Stock, 125,000 shares of Series A-2 Convertible Preferred Stock, and 100,000 shares of Series A-3 Convertible Preferred Stock, respectively. Upon obtaining stockholder approval on October 27, 2026, the Initial Closing Pre-Funded Warrants would be exercisable into 2,233,742 shares of common stock, the Second Closing Pre-Funded Warrants are exercisable into common stock equal to approximately $125.0 million divided by the lesser of (i) $11.192 per share or (ii) the volume weighted average price per share of common stock for the five consecutive trading days ending on and including the trading day immediately prior to the Second Closing. The FDA Approval Warrants are exercisable into approximately 6.7 million shares of common stock determined as the aggregate exercise price of approximately $100.0 million divided by the exercise price of $14.96 per share, (or, in lieu thereof, pre-funded warrants), subject to the achievement of the FDA Approval Milestone.

No shares of preferred stock have been issued in connection with the Private Placement. On October 27, 2026 the Company obtained stockholder approval for the issuance of shares of common stock pursuant to the Purchase Agreement, including shares issuable upon exercise of the Initial Closing Pre-Funded Warrants, the Second Closing Pre-Funded Warrants and the FDA Approval Warrants and upon conversion of the applicable series of Preferred Stock. Following such approval, the Warrants issued or issuable in connection with the Private Placement are no longer exercisable into shares of preferred stock.

The Company determined that each of the three types of warrants were freestanding instruments and that the three types of warrants did not meet the requirements to be classified within equity and are classified as liabilities measured at fair value, with changes in fair value recognized in earnings. The gross proceeds of $25.0 million from the Initial Closing were less than the aggregate fair value of the Initial Closing, Second Closing, and FDA Approval Warrants of $121.2 million ($31.1 million, $45.2 million, and $44.9 million, respectively). The $96.2 million excess was recognized as a loss on issuance and offering costs of $2.2 million were expensed within other income (expense), of which $1.3 million was paid in cash and is included in net cash used in financing activities, in each case within the condensed consolidated statements of operations and comprehensive loss. The $96.2 million loss on issuance was partially offset by a $36.7 million gain on the remeasurement of the warrants from issuance through September 30, 2026, resulting in a net loss of $59.5 million included in remeasurement of warrant liability and an aggregate fair value of $84.5 million included in long-term warrant liability at fair value as of September 30, 2026. Remeasurement of warrant liability also includes gains on the Purchase Warrants of $3.0 million and $4.6 million for the three and nine months ended September 30, 2026, respectively; the difference between the periods is the $1.6 million gain recognized in the second quarter.

The Company estimated the fair value of these instruments as of August 2026 using a Monte Carlo simulation of its common stock price. The Initial Closing Pre-Funded Warrants, which have a nominal exercise price, were valued at the common stock price less the exercise price. The Second Closing Pre-Funded Warrants were valued as a forward contract: the simulated stock price at the expected date of the NDA Acceptance Milestone determined the number of warrants issued (based on the lower of a fixed price and the five-day volume-weighted average price) and the value of the shares received in excess of $125.0 million, weighted by management’s estimated probability of acceptance and discounted. The FDA Approval Warrants were valued at the expected date of FDA Approval Milestone as the greater of zero and the excess of the simulated stock price over the exercise price, adjusted for management’s estimated cumulative probability of acceptance and approval, weighted by that probability and discounted. Significant assumptions included expected volatility based on the Company’s historical volatility, risk-free rates, dividend rate, probabilities of NDA acceptance and FDA approval, and expected acceptance and approval dates. The probabilities and timing are unobservable inputs (Level 3).
A summary of the changes in the fair value of the August 2026 Private Placement warrant liability Level 3 rollforward is as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months ended September 30, 2026
Beginning balance	$—	$—
Issuance of warrants	121,201	121,201
Change in fair value in net gain (loss)	(36,709)	(36,709)
Ending balance	$84,492	$84,492

Note 8 - Equity Incentive Plans
2023 Employment Inducement Incentive Plan
In November 2023, the Company approved the 2023 Employment Inducement Incentive Plan (the "2023 Inducement Plan"). The terms of the 2023 Inducement Plan are substantially similar to the terms of the Company’s 2019 Incentive Award Plan (as described below) with the exception that incentive stock options may not be issued under the 2023 Inducement Plan and awards under the 2023 Inducement Plan may only be issued to eligible recipients under the applicable Nasdaq rules. The 2023 Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the 2023 Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors of the Company or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Company has initially reserved 84,528 shares of the Company’s common stock for issuance pursuant to awards granted under the 2023 Inducement Plan. As of September 30, 2026, an aggregate of 51,313 shares of common stock were available for issuance under the 2023 Inducement Plan. As of September 30, 2026 and December 31, 2025, 32,039 and 60,132 shares of common stock, respectively, were subject to outstanding awards under the 2023 Inducement Plan.
2019 Equity Incentive Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Incentive Award Plan (the “2019 Plan”). The 2019 Plan became effective on February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. Under the 2019 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock or cash-based awards to individuals who are then employees, officers, directors or consultants of the Company, and employees and consultants of the Company’s subsidiaries. A total of 71,875 shares of common stock were approved to be initially reserved for issuance under the 2019 Plan. The number of shares that remained available for issuance under the 2017 Plan (as defined below) as of the effective date of the 2019 Plan were, and shares subject to outstanding awards under the 2017 Plan as of the effective date of the 2019 Plan that are subsequently canceled, forfeited or repurchased by the Company will be, added to the shares reserved under the 2019 Plan. The Company’s board of directors and stockholders approved an amendment and restatement to the 2019 Plan in 2025 to, among other things, increase the aggregate number of shares of common stock authorized for issuance under the 2019 Plan by 141,875 shares of common stock. In addition, the number of shares of common stock available for issuance under the 2019 Plan will be automatically increased on the first day of each calendar year during the ten-year term of the 2019 Plan, beginning with January 1, 2026 and ending with January 1, 2035, by an amount equal to 5% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. As of September 30, 2026, an aggregate of 37,947 shares of common stock were available for issuance under the 2019 Plan. As of September 30, 2026 and December 31, 2025, 1,671,861 and 559,254 shares of common stock, respectively, were subject to outstanding awards under the 2019 Plan.
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
Pursuant to the Restated Plan, the number of shares reserved for issuance is equal to the sum of the following:
•The number of shares of common stock reserved for issuance under the existing 2019 Plan prior to the effective date of the Restated Plan (which was 865,475 shares); plus
•On the date following the closing date of the Exchange Offer, an increase equal to 899,567 shares; plus
•An annual increase on January 1 of each calendar year during the term of the Restated Plan commencing January 1, 2027 and ending on and including January 1, 2036, equal to the lesser of (A) 5% of the Evergreen Fully-Diluted Shares Outstanding (as defined in the Restated Plan) on such date (rounded up to the nearest whole share) or (B) such number of shares of common stock determined by the plan administrator; plus
•Any outstanding awards under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) as of the effective date of the Restated Plan that become available after such date in accordance with the share counting provisions of the Restated Plan.

2019 Employee Stock Purchase Plan
In January 2019, the Company’s board of directors and stockholders approved and adopted the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective as of February 6, 2019, the day prior to the effectiveness of the registration statement filed in connection with the IPO. The ESPP permits participants to purchase common stock through payroll deductions of up to 20% of their eligible compensation. A total of 8,750 shares of common stock were approved to be initially reserved for issuance under the ESPP. In addition, the number of shares of common stock available for issuance under the ESPP will be automatically increased on the first day of each calendar year during the first ten years of the term of the ESPP, beginning with January 1, 2020 and ending with January 1, 2029, by an amount equal to 1% of the outstanding number of shares of the Company’s common stock on December 31 of the preceding calendar year or such lesser amount as determined by the Company’s board of directors. During the nine months ended September 30, 2026, 15,831 shares were issued pursuant to the ESPP. As of September 30, 2026, an aggregate of 85,416 shares of common stock were available for issuance under the ESPP.
2017 Equity Incentive Plan
The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permitted the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units and other stock-based awards. Subsequent to the adoption of the 2019 Plan, no additional equity awards can be made under the 2017 Plan. As of September 30, 2026 and December 31, 2025, 23,433 and 24,404 shares of common stock, respectively, were subject to outstanding options under the 2017 Plan. As of September 30, 2026, no shares of restricted stock awards granted under the 2017 Plan were unvested.
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
Effective March 19, 2026, and in accordance with the terms of the 2019 Plan, the Company's board of directors approved a stock option repricing (the “Option Repricing”) whereby the exercise price of each Eligible Option (as defined below) was immediately reduced to $36.16 per share, the closing stock price on March 19, 2026. For purposes of the Option Repricing, “Eligible Options” were 609,069 outstanding stock options as of March 19, 2026 (vested or unvested) granted under the 2019 Plan and held by those eligible employees of the Company identified by the Company's board of directors, including the Company’s executive officers. The reduced exercise price became effective immediately after the repricing. Except for the reduction in the exercise prices of the Eligible Options as described above, the Eligible Options will retain their existing terms and conditions as set forth in the 2019 Plan and the applicable award agreements.
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

The following table summarizes stock option activity during the nine months ended September 30, 2026:

	Shares Subject to Options Outstanding		Weighted- Average
	Shares	Weighted- Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of December 31, 2025	592,281	$138.94	7.4	$84,257
Options granted	1,765,200	$40.31
Options exercised	(2,628)	$83.04
Options forfeited/cancelled	(709,008)	$136.81
Outstanding as of September 30, 2026	1,645,845	$34.16	8.1	$77
Options vested and expected to vest as of September 30, 2026	1,645,845	$34.16	8.1	$77
Options exercisable as of September 30, 2026	369,907	$82.59	4.8	$—
The aggregate intrinsic value in the above table is calculated as the difference between fair value of the Company’s common stock price on September 30, 2026 and the exercise price of the stock options. The aggregate intrinsic value of stock options exercised was $0.3 million and $0.6 million during the nine months ended September 30, 2026 and 2025, respectively.
The weighted-average grant date fair value per share for the stock option grants, excluding re-granted stock options due to repricing, during the nine months ended September 30, 2026 and 2025 was $35.11 and $74.40, respectively.
The aggregate fair value of stock options that vested during the nine months ended September 30, 2026 and 2025 was $0.1 million and $7.8 million, respectively.
Warrants
On July 24, 2023, the Company completed a private placement of 1,623,368 shares of the Company’s common stock and accompanying warrants to purchase up to 405,842 shares of the Company's common stock at a combined purchase price of $130.50 per share and accompanying warrant, or with respect to any purchaser that was an officer, director, employee or consultant of the Company, $148.10 per share and accompanying warrant. Each warrant has an exercise price per share of $163.20, was immediately exercisable on the date of issuance and will expire five years from the closing of the private placement.
On June 4, 2026, in connection with the Exchange Offer, the Company issued 1,697,363 Purchase Warrants pursuant to a warrant agreement by and between the Company and Computershare, Inc., as warrant agent. The Company is permitted to satisfy its obligations under the Purchase Warrants by physical settlement in shares of common stock. Additionally, Purchase Warrants will be exercisable at any time from December 3, 2026 until June 4, 2031. The Purchase Warrants will be exercisable with a cash exercise price equal to the greater of (i) $27.20 and (ii) a 25% premium to the Reference Price, subject to adjustments. On July 1, 2026, the exercise price was established as $27.20. The number of shares of common stock issuable upon exercise of the Purchase Warrants is subject to customary anti-dilution adjustments in the event of stock dividends, stock splits, stock combinations, reclassifications, distributions and similar events, as well as adjustments in connection with certain degressive issuances at a price below the then-current strike price and a reduction to the strike price in connection with a fundamental change based on a Black-Scholes valuation of the Purchase Warrants. The Purchase Warrant Agreement includes a beneficial ownership limitation that provides that the holders may not exercise (nor may the Company allow the exercise of) the Purchase Warrants if, upon giving effect to such exercise, such exercise would cause the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates and any other persons whose beneficial ownership of common stock would be aggregated for the purposes of Section 13(d) of the Exchange Act)) to exceed 4.99% (or, at the holder’s election, up to 9.99%) of the total number of the then issued and outstanding shares of common stock; provided that any increase in such percentage will not be effective until the 61st day after such notice is delivered to the Company. The Purchase Warrant Agreement provides that the Company will prepare a resale registration statement with respect to the shares of common stock underlying the Purchase Warrants, subject to certain terms and exceptions.
The Company evaluated the Purchase Warrants for classification as a liability or equity under ASC 815-40. Because the Warrant Agreement required net-cash settlement of any exercise prior to obtaining the requisite stockholder approval, the Purchase Warrants failed to meet the equity-classification conditions in ASC 815-40-25-1(a) and 25-4(a)(1), regardless of indexation, and did not qualify for the scope exception in ASC 815-10-15-74(a). As of September 30, 2026, the Purchase Warrants were therefore classified as a derivative liability, measured at fair value with changes in fair value recognized in earnings. The fair value of the warrant liability was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.
The summary of the changes in the fair value of the warrant liabilities Level 3 rollforward is as follows (in thousands):

	Three Months Ended September 30, 2026	Nine Months ended September 30, 2026
Beginning balance	$18,291	$19,893
Change in fair value in net gain	(2,961)	(4,563)
Reclassification to equity	$(15,330)	$(15,330)
Ending balance	$—	$—
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
On June 4, 2026, in connection with the Exchange Offer, the Company issued 417,534 Prefunded Warrants that have an exercise price of $0.0001 per underlying share of common stock, exercisable via cashless exercise at any time after the date of issuance of such Prefunded Warrant, subject to the ownership limitations described below, and do not expire. The number of shares of common stock issuable upon exercise of each Prefunded Warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, the holders of the Prefunded Warrants are entitled to participate in pro rata distributions and purchase rights on the same basis as if they held the underlying shares of common stock, and in the event of a fundamental transaction, the holders will be entitled to receive, upon exercise, the same kind and amount of securities, cash or property as they would have received had they held the underlying shares immediately prior to such fundamental transaction. The Prefunded Warrants include a beneficial ownership limitation that provides that the holders may not exercise (nor may the Company allow the exercise of) such Prefunded Warrant if, upon giving effect to such exercise, such exercise would cause the aggregate number of shares of common stock beneficially owned by the holder (together with affiliates and any other persons whose beneficial ownership of common stock would be aggregated for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to exceed 9.99% of the total number of the then issued and outstanding shares of common stock as determined in accordance with the terms of each Prefunded Warrant; provided that the Prefunded Warrant holder may decrease (or increase) such percentage to a percentage not in excess of 9.99%; provided further that any increase in such percentage will not be effective until the 61st day after notice of such increase is delivered to the Company.
Given that the warrants are indexed to the Company's shares of common stock (and otherwise meet the requirements to be classified in equity), the Company recorded the estimated fair value of the Prefunded Warrants as a component of additional paid-in capital on the Company's unaudited condensed consolidated balance sheets, as part of the accounting for the debt extinguishment.
During the nine months ended September 30, 2026, no warrants were exercised. As of September 30, 2026, there were 4,732,054 warrants outstanding, including 1,697,363 Purchase Warrants, 2,651,276 Prefunded Warrants and 383,415 warrants issued in connection with the Company's private placement in July 2023.
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
All PSUs vest in full upon the earlier of (i) the approval of an NDA for seralutinib or (ii) a Change in Control (as defined in the 2019 Plan), in either case on or prior to the fourth anniversary of the grant date, and subject to the participant not experiencing a termination of service prior to the applicable vesting date. In the event the PSUs have not vested on or prior to the fourth anniversary of the grant date due to the failure of either of the above events to occur, the PSUs will be forfeited on such date. As of September 30, 2026, the Company determined that the achievement of the performance condition of the PSUs is not probable, and therefore no compensation expense was recorded during the three and nine months ended September 30, 2026.
The summary of the Company’s restricted stock grants activity during the nine months ended September 30, 2026 is as follows:

	Number of Restricted Stock Grants Outstanding	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2025	51,509	$136.70
Granted	50,427	230.40
Forfeited	(20,448)	173.79
Nonvested at September 30, 2026	81,488	$185.38
Stock-Based Compensation Expense
Stock-based compensation expense has been reported in the Company’s condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development	$1,593	$1,318	$5,017	$3,784
General and administrative	2,198	1,348	7,541	3,873
Total stock-based compensation expense	$3,791	$2,666	$12,558	$7,657
As of September 30, 2026, the total unrecognized compensation expense related to the unvested stock option awards granted was $37.3 million, which the Company expects to recognize over a weighted-average period of approximately 2.6 years.
As of September 30, 2026, the total unrecognized stock-based compensation expense related to the unvested restricted stock granted was $13.4 million, which the Company expects to recognize over a weighted-average period of approximately 2.1 years.
As of September 30, 2026, the total unrecognized compensation expense related to the ESPP was $0.6 million, which the Company expects to recognize over a weighted-average period of approximately 0.9 years.
Note 9 - Commitments and Contingencies
Leases
The Company previously leased certain office and laboratory space under a non-cancelable operating lease, which expired in January 2025.
On July 9, 2024, the Company entered into a lease agreement for office space located at 3115 Merryfield Row, Suite 120, San Diego, CA 92121, consisting of approximately 18,421 square feet. The term of the lease is 63 months commencing on August 1, 2024. The base rent is $109,605 per month effective October 1, 2024, and it is subject to a 3% annual increase every October. The lease expires on October 31, 2029 with an option for a one-year extension and an option to terminate on December 1, 2027 with the payment of a termination fee equal to four months of the then-current base rent upon the termination date. As of September 30, 2026, the Company was not reasonably certain that it would exercise the extension options, and therefore did not include these options in the determination of the total operating lease term for accounting purposes.
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

As of September 30, 2026, the weighted average remaining lease term was 3.1 years and weighted average discount rate was 12.4%.
Lease costs were comprised of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$339	$358	$1,068	$1,209
Short-term lease cost	$6	$3	17	14
Total lease cost	$345	$361	$1,085	$1,223
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2026 and 2025 was $0.3 million and $0.4 million, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2026 and 2025 was $1.0 million and $1.5 million, respectively.
Gross future minimum annual rental commitments as of September 30, 2026, were as follows (in thousands):

Undiscounted Rent Payments
Year ending December 31
2026 (remaining 3 months)	$349
2027	1,406
2028	1,448
2029	1,238
Total undiscounted rent payments	4,441

Present value discount	(740)
Present value of lease payments	3,701
Current portion of operating lease liabilities (included as a component of accrued expenses and other current liabilities)	1,006
Operating lease liabilities - long-term	2,695
Total operating lease liability	$3,701

Note 10 - Significant Agreements and Contracts
Chiesi Rights Reacquisition Agreement

On July 23, 2026, the Company and Chiesi entered into a rights reacquisition agreement (the “Rights Reacquisition Agreement”), which effectively terminated the Chiesi Collaboration Agreement (as defined below), including the license granted by the Company to Chiesi.

Under the Rights Reacquisition Agreement, the Company also assumed responsibility for further clinical development, manufacture, registration and commercialization of seralutinib for the treatment of pulmonary arterial hypertension and pulmonary hypertension associated with interstitial lung disease, including seralutinib and products or compounds containing seralutinib.

Chiesi granted the Company a worldwide, royalty-free, non-exclusive, sublicensable license under certain Chiesi Patent Rights (as defined in the Chiesi Collaboration Agreement), and a worldwide, royalty-free, non-exclusive, irrevocable license under certain Chiesi-controlled Know-How (as defined in the Chiesi Collaboration Agreement), in each case to develop, manufacture, and commercialize seralutinib. Chiesi agreed to (i) transfer and disclose to the Company certain Chiesi-controlled Know-How related to seralutinib, including manufacturing know-how, data and documentation, (ii) assign to the Company Chiesi’s interest in a jointly-owned combination-product patent, and (iii) assign to the Company the ZEMUVY trademark and domain-name portfolio.

Chiesi paid the Company an upfront payment of $5.0 million (the “Chiesi Amount”). The Company is also obligated to pay Chiesi up to $50.0 million in regulatory milestone payments with respect to seralutinib and up to $50.0 million in commercial milestone payments with respect to seralutinib, together with royalties of 10% on worldwide Net Sales of seralutinib up to a cap of $750.0 million.

As the Company had an existing revenue contract with Chiesi, the Company considered the contract modification and consideration payable to a customer guidance in ASC 606. The Company determined this bundled arrangement would be accounted for as a termination of the existing revenue contract and the creation of a new arrangement. No amounts paid or payable to Chiesi were recorded against revenue, as Chiesi is not a customer of the Company with respect to the Rights Reacquisition Agreement and the consideration payable to Chiesi does not exceed the fair value of the distinct assets reacquired.

Prior to the Rights Reacquisition Agreement, the Company had $37.1 million in contract liabilities related to deferred revenue balances associated with the Chiesi Collaboration Agreement, together with a $7.4 million contract asset representing unreimbursed development and commercial costs, including an estimate of $1.3 million for the period from July 1 through July 23, 2026, that is no longer recoverable from Chiesi because of the termination.

Upon the effectiveness of the Rights Reacquisition Agreement, the Company had no remaining performance obligations under the Chiesi Collaboration Agreement and recognized the $37.1 million of contract liabilities as revenue. The Company derecognized the $7.4 million contract asset, of which $5.0 million was settled by the Chiesi Amount received. The remaining $2.4 million of unreimbursed costs, which Chiesi was not required to reimburse, was recognized as IPR&D expense for the rights reacquired from Chiesi, which had no alternative future use. Total IPR&D expense for the three and nine months ended September 30, 2026 was $2.8 million, which also includes a $0.3 million milestone.
.
Chiesi Collaboration Agreement
On May 3, 2024, the Company, GB002, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Gossamer Bio 002 Ltd., a corporation organized and existing under the laws of Ireland and indirect wholly-owned subsidiary of the Company, entered into a global collaboration and license agreement (the “Chiesi Collaboration Agreement”) with Chiesi Farmaceutici S.p.A and Chiesi USA, Inc. (collectively, “Chiesi”). The Company concluded that there were four distinct performance obligations under the Chiesi Collaboration Agreement: the U.S. Territory license (as defined below), the ROW Territory license (as defined below), the research and development services of PAH clinical development and the research and development services of PH-ILD clinical development. Revenue associated with the licenses was recognized upon delivery in May 2024. In addition, the Company granted to Chiesi an option to purchase directly from the Company, on one or more occasions, up to an aggregate number of shares of the Company’s common stock (the “Equity Option”) such that immediately following such issuance, Chiesi’s beneficial ownership of the Company’s common stock shall not exceed 9.9% of the total number of issued and outstanding shares of the Company’s common stock.
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
The Chiesi Collaboration Agreement was terminated upon the effectiveness of the Rights Reacquisition Agreement on July 23, 2026.
Revenue Recognition
Prior to the termination of the Chiesi Collaboration Agreement on July 23, 2026, the Company determined the transaction price pursuant to the Chiesi Collaboration Agreement is equal to the one-time development cost reimbursement payment of $160.0 million less the fair market value of the Equity Option of $0.5 million. The price allocated for the Equity Option was determined to be at fair market value utilizing the Geometric Brownian Motion/Monte Carlo model and was considered a reduction in the transaction price. The transaction price was allocated to the performance obligations on the basis of the relative stand-alone selling price estimated for each distinct performance obligation. In estimating the stand-alone selling price for each distinct performance obligation, the Company developed assumptions that require judgment and included forecasted revenues or costs, expected development timelines, discount rates and probabilities of technical and regulatory success. A description of the distinct performance obligations identified under the Chiesi Collaboration Agreement, as well as the amount of revenue allocated to each distinct significant performance obligation, is as follows:
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
Research and Development Services. The progress towards completion of two distinct performance obligations related to PAH and PH-ILD research and development services for the Licensed Products is measured in an amount proportional to the research and development expenses incurred and the total estimated PAH and PH-ILD research and development expenses. In addition, the Company and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. The Company records the revenue from performing research and development services and the cost-sharing payments due from Chiesi as revenue from contracts with collaborators on its condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2026 and 2025, the Company recognized $38.3 million and $12.2 million, respectively, for the PAH and PH-ILD research and development performance obligations. For the nine months ended September 30, 2026 and 2025, the Company recognized $61.7 million and $31.3 million, respectively, for the PAH and PH-ILD research and development performance obligations. For the three months ended September 30, 2026 and 2025, the Company recognized $0.1 million and $1.1 million, respectively, for the PAH and PH-ILD commercialization activities. For the nine months ended September 30, 2026 and 2025, the Company recognized $2.8 million and $3.4 million, respectively, for the PAH and PH-ILD commercialization activities.As a result of the termination of the Chiesi Collaboration Agreement on July 23, 2026, the Company had no remaining research and development services performance obligations and recognized the entire remaining balance of contract liabilities (deferred revenue) of $37.1 million as revenue during the three months ended September 30, 2026.
Milestone Payments. As a result of the termination of the Chiesi Collaboration Agreement on July 23, 2026, the Company is no longer eligible to receive regulatory or sales milestones payments from Chiesi. No milestone payments were recognized during the three and nine months ended September 30, 2026 and 2025.
Royalties. As the licenses are deemed to be the predominant item to which sales-based royalties relate, the Company will recognize revenue when the related sales occur. No royalty revenue was recognized during the three and nine months ended September 30, 2026 and 2025.
The following table presents a summary of the activity in the Company's contract liabilities related to the Chiesi Collaboration Agreement (recorded as contract liabilities on the balance sheet) during the nine months ended September 30, 2026 and 2025 (in thousands):

	2026	2025
Balance, January 1	$49,593	$55,919
Revenue from PAH research and development service performance obligations satisfied during reporting period	(19,448)	(9,047)
Revenue from PH-ILD research and development service performance obligations satisfied during reporting period	(28,380)	(2,285)
Effect of exchange rate changes on contract liabilities	(1,765)	6,466
Balance, September 30	$—	$51,053
As of September 30, 2026, the Company has no contract liabilities associated with the Chiesi Collaboration Agreement, as the remaining balance of $37.1 million was recognized as revenue upon the termination of the agreement on July 23, 2026.

The following table presents the Company's contract revenues from the Chiesi Collaboration Agreement disaggregated by timing of revenue recognition and excluding royalty revenue (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue from Chiesi Collaboration Agreement:
Over Time:
Revenue from PAH research and development service performance obligation satisfied during reporting period	$9,768	$2,903	$19,448	$9,048
Revenue from PH-ILD research and development service performance obligation satisfied during reporting period	27,291	1,152	28,380	2,285
Revenue from PAH research and development costs subject to reimbursement	1,100	4,270	7,153	11,868
Revenue from PH-ILD research and development costs subject to reimbursement	143	3,882	6,727	8,104
Revenue from PAH commercial costs subject to reimbursement	97	922	2,817	2,970
Revenue from PH-ILD commercial costs subject to reimbursement	—	167	—	462
Effect of exchange rate changes on revenue	32	(2)	99	(65)
Total revenue from Chiesi Collaboration Agreement	$38,431	$13,294	$64,624	$34,672

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
Significant segment expenses which are regularly reported to the CODM for purposes of making decisions regarding the allocation of resources are included within the table below and are reconciled to consolidated net loss (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenue	$38,431	$13,294	$64,624	$34,672
Less:
Seralutinib	18,212	45,542	86,476	125,158
Other segment items (1)	13,024	16,866	41,893	34,203
Interest income	(400)	(687)	(1,022)	(1,523)
Interest expense	2,464	2,748	7,924	8,238
Remeasurement of warrant liability	56,531	—	54,929	—
Remeasurement of derivative liability	(5,569)	—	(9,682)	—
Gain on debt extinguishment	—	—	(43,846)	—
Other income, net	2,241	(2,954)	5,788	(8,272)
Segment net gain (loss)	$(48,072)	$(48,221)	$(77,836)	$(123,132)
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

Note 12 - Income Taxes
The Company calculates the interim income tax provision in accordance with Accounting Standards Codification Topic 270, Interim Reporting, ("ASC 270"), and Topic 740, Accounting for Income Taxes, ("ASC 740"). At the end of each interim period, we estimate our annual effective tax rate and apply that rate to our ordinary quarterly earnings to calculate the tax related to ordinary income. The tax effects for other items that are excluded from ordinary income are discretely calculated and recognized in the period in which they occur. Our annual effective tax rate from continuing operations was 0% for the three and nine months ended September 30, 2026 and 2025.

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
On September 24, 2025, the Company entered into an option agreement with Prana Bio, Inc. (“Prana”) to acquire Prana and its wholly-owned subsidiary, Respira Therapeutics, Inc. ("Respira") via merger (the "Respira Merger Option"). The Company identified Prana as a VIE but does not consolidate Prana as the Company lacks the power to direct the activities that significantly impact the economic success of Prana. Pursuant to the agreement, the Company issued 31,250 shares of its common stock as consideration for the option grant and agreed to issue up to an additional 18,750 shares of common stock following the exercise of the option. Concurrent with the option agreement, the Company entered into a research funding agreement with Prana whereas the Company agreed to provide up to a total of $7.8 million to Respira to carry out chemistry, manufacturing, and controls (“CMC”) activities related to Respira’s RT234 drug program.
The Respira Merger Option was valued at $7.5 million based on the value of the 31,250 shares of common stock issued using the Company's share price as of September 24, 2025, which was $239.20 per share of common stock. The option value was recognized as IPR&D expense in the Company's condensed consolidated statements of operations and comprehensive loss.
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

Note 14 - Subsequent Events
The Company has evaluated all subsequent events and transactions through the filing date. Except as described below, there were no material events that impacted the condensed consolidated financial statements or disclosures.

Stockholder Approval of Share Issuances

    On October 27, 2026, at the Company’s special meeting of stockholders, the Company’s stockholders approved, in accordance with Nasdaq Listing Rules 5635(c) and 5635(d), the potential issuance of shares of the Company’s common stock pursuant to the Purchase Agreement, including shares issuable upon (i) the exercise of the Initial Closing Pre-Funded Warrants, (ii) the exercise of the Second Closing Pre-Funded Warrants, (iii) the exercise of the FDA Approval Warrants, and (iv) the conversion of shares of Series A-1, Series A-2 and Series A-3 Convertible Preferred Stock that was issuable upon exercise of the Warrants, which issuances would, in the aggregate, exceed 20% of the number of shares of common stock issued and outstanding immediately prior to the Initial Closing (see Note 7).

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
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 27A of the Securities Act of 1933, as amended, or the Securities Act. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future results of operations and financial position, business strategies and plans, research and development plans, the anticipated timing, costs, design and conduct of our ongoing and planned preclinical studies and planned clinical trials for seralutinib, the timing and likelihood of regulatory filings and approvals for seralutinib, including the potential acceptance for filing and approval, of an NDA for seralutinib in PAH, timing and likelihood of success, plans and objectives of management for future operations, the anticipated benefits of the termination of the Chiesi Collaboration Agreement, the anticipated benefits of the completed reverse stock split, the expected timing and potential consummation of an additional closing of our private placement, the potential impact of U.S. trade policy, including tariffs, and future results of seralutinib, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Overview
We are a clinical-stage biopharmaceutical company focused on the development and commercialization of seralutinib for the treatment of PH, including PAH and PH-ILD. Our goal is to be an industry leader in, and to enhance the lives of patients living with PH. In July 2026, we entered into the Rights Reacquisition Agreement with Chiesi, pursuant to which we reacquired worldwide development and commercial rights to seralutinib. In December 2022, we announced positive topline results from the Phase 2 TORREY Study in PAH patients. In February 2026, we announced topline results from the Phase 3 PROSERA Study in PAH patients. Seralutinib demonstrated a placebo-adjusted improvement in the primary endpoint, 6MWD at Week 24, of 13.3 meters (p = 0.0320), missing the prespecified alpha threshold of 0.025. Following a Pre-NDA Type B meeting with the FDA held in mid-June 2026 and receipt of the official meeting minutes, we submitted an NDA for seralutinib for the treatment of PAH in September 2026. If the NDA is accepted for filing, seralutinib could be eligible for an FDA approval decision in the third quarter of 2027. In addition to PAH, we believe that seralutinib holds potential as a therapeutic for the treatment of PH-ILD, and this indication remains an area of focus for us. We have assembled a deeply experienced and highly skilled group of industry veterans, scientists, clinicians and key opinion leaders from leading biotechnology and pharmaceutical companies, as well as leading academic centers from around the world. Our employees are a team of highly dedicated, passionate individuals who pride themselves on a culture of respect, humility, transparency, inclusion, dedication, collaboration and fun. Our ultimate goal is to enhance and extend the lives of patients.

We were incorporated in October 2015 and commenced operations in 2017. To date, we have focused primarily on organizing and staffing our company, business planning, raising capital, identifying, acquiring and in-licensing our product candidates and conducting preclinical studies and clinical trials. We have funded our operations primarily through equity and debt financings and the Chiesi Collaboration Agreement. As of September 30, 2026, we had $51.2 million in cash, cash equivalents and marketable securities.
We have incurred significant operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future. For the three months ended September 30, 2026 and 2025, our net loss was $48.1 million and $48.2 million, respectively. For the nine months ended September 30, 2026 and 2025, our net loss was $77.8 million and $123.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1,516.8 million. We expect to incur expenses and operating losses for the foreseeable future as we continue our development of and seek regulatory approvals for seralutinib, including the conduct of ongoing and planned clinical trials and other research and development activities; and as we hire additional personnel, protect our intellectual property and incur costs associated with being a public company. In addition, as seralutinib progresses through development and toward commercialization, we will need to make milestone payments to Pulmokine from whom we have in-licensed seralutinib. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending in particular on the timing of our clinical trials and preclinical studies and our expenditures on other research and development activities.
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
Reverse Stock Split
On September 10, 2026, we effected a 1-for-80 reverse stock split of our common stock, or the Reverse Stock Split, and a proportionate reduction in the number of authorized shares of common stock. Our common stock began trading on a split-adjusted basis on the Nasdaq Global Select Market on September 11, 2026. Following the Reverse Stock Split, on September 25, 2026, we received a letter from Nasdaq stating that we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter was closed. All shares of our common stock, per-share data and related information included in this Quarterly Report on Form 10-Q have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

Components of Results of Operations
Revenue
To date, we have generated all of our revenue from the Chiesi Collaboration Agreement. Our revenue consists of a one-time development cost reimbursement payment for licenses and ongoing cost-sharing payments for performance of research and development services classified as revenue from contracts with collaborators. Following the termination of the Chiesi Collaboration Agreement in July 2026, we will no longer recognize any additional revenue under the agreement in future periods.
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
In process research and development
In process research and development, or IPR&D, expenses include IPR&D acquired as part of an asset acquisition or in-license, for which there is no alternative future use, the rights reacquired from Chiesi under the Rights Reacquisition Agreement and the value of the right to acquire Respira Therapeutics via a merger, or the Respira Merger Option, with Prana Bio, the 100% owner of Respira Therapeutics, and are expensed as incurred.
General and administrative
General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services, insurance costs and commercial planning expenses. Subject to the FDA accepting our NDA for filing, we anticipate that our general and administrative expenses will increase in the future to support commercial planning activities and, if seralutinib receives marketing approval, commercialization activities, as well as to support continued research and development activities.
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
Other income (expense), net
Other income (expense), net consists of (1) interest income on our cash, cash equivalents and marketable securities, (2) investment accretion, (3) research and development tax credit, (4) other miscellaneous income (expense) and (5) interest expense, (6) the remeasurement of the warrant liability, including the loss on issuance of the warrants issued in the August 2026 private placement, (7) the remeasurement of the derivative liability, (8) the gain on debt extinguishment and (9) offering costs related to the August private placement.
Provision for income taxes

Our tax provision from income taxes is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue, expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. During the nine months ended September 30, 2026, other than described below, there have been no significant changes in our critical accounting policies and estimates as discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 17, 2026. See Note 2, Summary of Significant Accounting Policies, for information about these critical accounting policies.
Warrant Liability. In August 2026, we issued warrants that are classified as liabilities and measured at fair value, with changed in fair value recognized in earnings each reporting period. We estimate the fair value of the warrants using a Monte Carlo simulation of our common stock price. See Note 4, Fair Value Measurement and Available for Sale Investments, and Note 7, Stockholders' Equity, for additional information.
Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table sets forth our selected statements of operations data for the three months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30,		2026 vs 2025
	2026	2025	Change
Revenue:
Revenue from contracts with collaborators	$38,431	$13,294	$25,137
Total revenue	38,431	13,294	25,137
Operating expenses:
Research and development	18,828	45,542	(26,714)
In process research and development	2,771	7,476	(4,705)
General and administrative	9,637	9,390	247
Total operating expenses	31,236	62,408	(31,172)
Income (loss) from operations	7,195	(49,114)	56,309
Other income (expense)
Interest income	400	687	(287)
Interest expense	(2,464)	(2,748)	284
Remeasurement of warrant liability	(56,531)	—	(56,531)
Remeasurement of derivative liability	5,569	—	5,569
Gain on debt extinguishment	—	—	—
Other income (expense), net	(2,241)	2,954	(5,195)
Total other income (expense), net	(55,267)	893	(56,160)
Net (loss)	$(48,072)	$(48,221)	$149
The following table sets forth our selected statements of operations data for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine months ended September 30,		2026 vs 2025
	2026	2025	Change
Revenue:
Revenue from contracts with collaborators	$64,624	$34,672	$29,952
Total revenue	64,624	34,672	29,952
Operating expenses:
Research and development	88,315	125,158	(36,843)
In process research and development	2,771	7,476	(4,705)
General and administrative	37,283	26,727	10,556
Total operating expenses	128,369	159,361	(30,992)
Loss from operations	(63,745)	(124,689)	60,944
Other income (expense)
Interest income	1,022	1,523	(501)
Interest expense	(7,924)	(8,238)	314
Remeasurement of warrant liability	(54,929)	—	(54,929)
Remeasurement of derivative liability	9,682	—	9,682
Gain on debt extinguishment	43,846	—	43,846
Other income (expense), net	(5,788)	8,272	(14,060)
Total other income (expense), net	(14,091)	1,557	(15,648)
Net loss	$(77,836)	$(123,132)	$45,296
Revenue
Our revenue is generated from our ongoing collaboration with Chiesi and consists of ongoing research and development service performance and cost-sharing payments for performance of research and development and pre-commercial services. For the three months ended September 30, 2026 and 2025, our revenue was $38.4 million and $13.3 million, respectively, for an increase of $25.1 million, which was primarily attributable to revenue recognized upon the termination of the Chiesi Collaboration Agreement, including the release of $37.1 million of contract liabilities, partially offset by a decrease in research and development costs subject to reimbursement. For the nine months ended September 30, 2026 and 2025, our revenue was $64.6 million and $34.7 million, respectively, for an increase of $30.0 million, which is primarily attributable to revenue recognized upon the termination of the Chiesi Collaboration Agreement, including the release of $37.1 million of contract liabilities, partially offset by a decrease in research and development expense subject to reimbursement.
Research and development expenses were $18.8 million for the three months ended September 30, 2026, compared to $45.5 million for the three months ended September 30, 2025, for a decrease of $26.7 million, which was primarily attributable to a decrease of $27.3 million of costs associated with clinical trials for seralutinib, offset by an increase of $0.6 million of costs associated with Respira.
Research and development expenses were $88.3 million for the nine months ended September 30, 2026, compared to $125.2 million for the nine months ended September 30, 2025, for a decrease of $36.8 million, which was primarily attributable to a decrease of $38.7 million of costs associated with clinical trials for seralutinib, offset by an increase of $1.8 million of costs associated with Respira.
The following table shows our research and development expenses by program for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Seralutinib	$18,212	$45,542	$86,476	$125,158
Other programs	616	—	1,839	—
Total research and development	$18,828	$45,542	$88,315	$125,158

General and administrative expenses
General and administrative expenses were $9.6 million for the three months ended September 30, 2026, compared to $9.4 million for the three months ended September 30, 2025, for an increase of $0.2 million, which was primarily attributable to a $0.9 million increase in legal expense and a $0.9 million increase in stock-based compensation expense, offset by a $1.2 million decrease in commercial costs.
General and administrative expenses were $37.3 million for the nine months ended September 30, 2026, compared to $26.7 million for the nine months ended September 30, 2025, for an increase of $10.6 million, which was primarily attributable to $4.3 million increase in personnel expense due to severance, a $3.7 million increase in stock-based compensation expense, a $1.2 million increase in legal expense, and $1.2 million increase in professional services expense, offset by a $0.4 million decrease in commercial expense.
Other income (expense), net
Other expense, net was $55.3 million for the three months ended September 30, 2026, compared to the other income, net of $0.9 million for the three months ended September 30, 2025, for a decrease of $56.2 million, which was primarily attributable to a $96.2 million loss on the issuance of the warrants issued in the August 2026 private placement, offset by a $39.7 million gain from the change in fair value of the warrant liability, for a net loss of $56.5 million on the warrant liability remeasurement, a $5.2 million decrease in other income (expense), net, which includes $2.2 million of offering costs related to the August 2026 private placement, offset by a $5.6 million gain on the derivative liability remeasurement.
Other expense, net was $14.1 million for the nine months ended September 30, 2026, compared to the other income, net of $1.6 million for the nine months ended September 30, 2025, for a decrease of $15.6 million, wwhich was primarily attributable to a $96.2 million loss on the issuance of the warrants issued in the August 2026 private placement, offset by a $41.3 million gain from the change in fair value of the warrant liability, for a net loss of $54.9 million on the warrant liability remeasurement, and a $14.1 million decrease in other income (expense), net, which includes $2.2 million of offering costs related to the August 2026 private placement and $4.4 million of issuance costs attributable to the embedded derivative and purchase warrants and a $0.5 million decrease in interest income, offset by a $43.8 million gain on debt extinguishment and a $9.7 million gain on derivative liability remeasurement.
Liquidity and Capital Resources
We have incurred substantial operating losses since our inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2026, we had an accumulated deficit of $1,516.8 million.
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
Under our license agreement with Pulmokine, we have payment obligations that are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and are required to make royalty payments in connection with the sale of products developed under the agreement. As of September 30, 2026, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales. Other contractual obligations include future payments under the 2027 Notes and 2030 Notes and existing operating leases.
From our inception through September 30, 2026, our operations have been financed primarily by proceeds of $1,419.7 million from the sale of Series A and Series B convertible preferred stock, proceeds from our IPO, proceeds from the 2027 Notes and 2030 Notes, proceeds from issuance of common stock in May 2020 and July 2022, proceeds from issuance of common stock and accompanying warrants in July 2023 and proceeds from the issuance of pre-funded warrants in August 2026, as well as payments received under and the Chiesi Collaboration Agreement. In addition, we have received $62.9 million as of September 30, 2026 through reimbursement related to the Chiesi Collaboration Agreement. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $51.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to capital preservation and liquidity.

On April 10, 2020, we filed a registration statement on Form S-3, or the 2020 Shelf Registration Statement, covering the offering from time to time of common stock, preferred stock, debt securities, warrants and units, which registration statement became automatically effective on April 10, 2020.
On May 21, 2020, we issued $200.0 million aggregate principal amount 5.00% convertible senior notes due 2027 in a registered public offering, or the 2027 Notes. The interest rate on the 2027 Notes is fixed at 5.00% per annum. Interest is payable semi-annually in arrears on June 1 and December 1 of each year commencing on December 1, 2020. The total net proceeds from the 2027 Notes, after deducting the underwriting discounts and commissions and other offering costs, were approximately $193.6 million. Concurrent with the registered underwritten public offering of the 2027 Notes, we completed an underwritten public offering of 117,925 shares of our common stock. We received net proceeds of $117.1 million, after deducting underwriting discounts and commissions and other offering costs. Our concurrent offerings of 2027 Notes and common stock were registered pursuant to the 2020 Shelf Registration Statement.
On July 15, 2022, we completed a private placement of 208,117 shares of our common stock. The aggregate gross proceeds for the private placement were approximately $120.1 million, before deducting offering expenses. On August 9, 2022, we filed a registration statement on Form S-3 registering the resale of the shares of common stock issued in the private placement, which became automatically effective on August 9, 2022.
On July 24, 2023, we completed a private placement of 1,623,368 shares of our common stock and 405,842 accompanying warrants. The aggregate gross proceeds for the private placement were $212.1 million, before deducting offering expenses. On August 18, 2023, we filed a registration statement on Form S-3 registering the resale of the shares of common stock and shares of common stock issuable upon the exercise of warrants issued in the private placement, which was declared effective on August 28, 2023.
On May 3, 2024, we entered into the Chiesi Collaboration Agreement. In consideration and as reimbursement for our development costs, Chiesi paid us an up-front, nonrefundable payment of $160.0 million. In addition, we and Chiesi share equally in the costs of ongoing global seralutinib clinical development, with the exception of the PROSERA Phase 3 study, and the costs of commercialization in the U.S. Territory. For the nine months ended September 30, 2026, we received cost-sharing payments from Chiesi in the amount of $26.5 million.
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
On June 4, 2026, we completed the early settlement of the exchange of the 2027 Notes in the Exchange Offer, pursuant to which, $181,052,000 in aggregate principal amount of the 2027 Notes were validly tendered, accepted for exchange by us and subsequently cancelled. Following such cancellation, $18,948,000 in aggregate principal amount of the 2027 Notes remain outstanding. On the Early Settlement Date, we issued (i) $65,174,000 in aggregate principal amount of 2030 Notes, (ii) 3,176,881 New Shares, (iii) 417,534 Prefunded Warrants and (iv) 1,697,363 Purchase Warrants, in exchange for the validly tendered and accepted Early Tendered Notes. Because no additional 2027 Notes were validly tendered in the Exchange Offer following the Early Settlement Date and prior to the expiration of the Exchange Offer, $18,948,000 in aggregate principal amount of 2027 Notes remain outstanding following the Exchange Offer.
On August 20, 2026, we entered into a securities purchase agreement, or the Purchase Agreement, with certain purchasers identified therein, including certain of our executive officers and directors, pursuant to which we agreed to issue and sell securities in a private placement comprising two closings, or collectively, the Private Placement. At the initial closing, or the Initial Closing, on August 24, 2026, we issued pre-funded warrants, or the Initial Closing Pre-Funded Warrants, for gross proceeds of approximately $25.0 million, or approximately $22.8 million after deducting placement agent fees and offering expenses. Subject to the acceptance by the FDA for filing of our New Drug Application, or NDA, for seralutinib for the treatment of patients with PAH, or the NDA Acceptance Milestone, occurring in 2026 and the satisfaction of customary closing conditions, the purchasers have agreed to purchase additional pre-funded warrants, or the Second Closing Pre-Funded Warrants, in a second closing, or the Second Closing, for additional gross proceeds of approximately $125.0 million. At the Second Closing, if it is consummated, the purchasers will also receive milestone-based warrants for no additional consideration, or the FDA Approval Warrants, which become exercisable following FDA approval of our NDA for seralutinib for the treatment of patients with PAH, or the FDA Approval Milestone, and represent potential additional gross proceeds of approximately $100.0 million if exercised in full. If the Second Closing does not occur on or before December 31, 2026, the obligations relating to the

Second Closing Pre-Funded Warrants and the FDA Approval Warrants will automatically terminate. On October 27, 2026, our stockholders approved the issuance of the shares of common stock issuable pursuant to the Purchase Agreement.
Additional information about our long-term borrowings is presented in Note 5 “Indebtedness,” information about our operating leases is presented in Note 9 "Commitments and Contingencies" and information about the Private Placement is presented in Note 7 "Stockholders Equity", to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
For additional information regarding our collaboration with Chiesi, see Note 10 “Significant Agreements and Contracts” to the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1, of this Form 10-Q.
The opinion of our independent registered public accounting firm on our audited financial statements as of and for the years ended December 31, 2025 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Our consolidated condensed financial statements as of and for the three and nine months ended September 30, 2026 and 2025 included in this Form 10-Q do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue our operations.
The following table shows a summary of our cash flows for each of the nine months ended September 30, 2026 and 2025, respectively:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(107,724)	$(122,952)
Net cash provided by investing activities	100,206	83,202
Net cash provided by financing activities	21,087	2,470
Effect of exchange rate changes on cash and cash equivalents	(112)	139
Net increase (decrease) in cash and cash equivalents	$13,457	$(37,141)
Operating activities
During the nine months ended September 30, 2026, operating activities used approximately $107.7 million of cash, primarily resulting from a net loss of $77.8 million and changes in contract liabilities of $49.6 million, changes in accrued research and development expenses of $13.6 million and gain on debt extinguishment of $43.8 million, reduced by changes in warrant liability of $54.9 million, stock-based compensation expense of $12.6 million and changes in prepaid expenses and other current assets of $9.2 million.
During the nine months ended September 30, 2025, operating activities used approximately $123.0 million of cash, primarily resulting from the net loss of $123.1 million and changes in accounts payable of $7.6 million, changes in prepaid expenses and other current assets of $4.5 million and changes in amortization of premium on investments of $6.2 million, reduced by changes in stock-based compensation expense of $7.7 million and in process research and development expense of $7.5 million.
Investing activities
During the nine months ended September 30, 2026, investing activities provided approximately $100.2 million of cash, primarily resulting from the maturities of marketable securities of $125.2 million, offset by the purchases of marketable securities of $25.0 million.
During the nine months ended September 30, 2025, investing activities provided approximately $83.2 million of cash, primarily resulting from the maturities of marketable securities of $289.4 million, offset by the purchases of marketable securities of $206.1 million.
Financing activities
During the nine months ended September 30, 2026, financing activities provided approximately $21.1 million of cash, primarily resulting from the proceeds from the August Private Placement of $25.0 million, the proceeds from issuance of common stock pursuant to the ESPP of $0.4 million and the proceeds from the exercise of stock options of $0.2 million reduced by the payment of debt and equity issuance costs in connection with the exchange of the 2027 Notes of $3.1 million.
During the nine months ended September 30, 2025, financing activities provided approximately $2.5 million of cash, primarily resulting from the proceeds from issuance of common stock pursuant to the ESPP of $0.8 million, the proceeds from the exercise of stock options of $0.7 million and proceeds from the exercise of warrants of $0.9 million.
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
Our future capital requirements will depend on many factors, including:
•the costs, timing and outcome of regulatory review of seralutinib, including whether the FDA accepts our NDA for filing;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, there have been no material changes surrounding our market risk, including interest rate risk, foreign currency exchange risk, and inflation risk, from the discussion provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 17, 2026.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kinnamon vs. Gossamer Bio, Inc., et. al.
On March 31, 2026, Daniel Kinnamon, individually and on behalf of all others similarly situated, filed a putative class action lawsuit against the Company and certain of its executive officers and directors in the United States District Court for the Southern District of California (Case No. 3:26-cv-2016-CAB-AHG). The complaint was filed on behalf of all persons who purchased or otherwise acquired the Company’s securities between June 16, 2025 and February 20, 2026. The complaint alleges that the Company and certain of its executive officers and directors made false and/or misleading statements and failed to disclose material adverse facts about its business, operations and prospects in violation of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The plaintiff seeks damages, interest, costs, attorneys’ fees, and other unspecified equitable relief. On May 4, 2026, the Court entered an order staying any answer or response to the complaint pending the appointment of a lead plaintiff and lead counsel. On July 7, 2026, the Court entered an order appointing Martin Meienhofer and his counsel—The Rosen Law Firm—as Lead Plaintiff and Lead Counsel, respectively. On August 10, 2026, Lead Plaintiff and additional named plaintiffs Mike Fleming and Peter Zech, or collectively, Plaintiffs, filed an amended complaint against the Company, Faheem Hasnain, and Bryan Giraudo (collectively, “Defendants”). On September 9, 2026, Defendants filed a motion to dismiss the amended complaint. On September 30, 2026, Plaintiffs filed a second amended complaint in lieu of filing an opposition to the motion to dismiss, and on October 5, 2026, the Court denied the pending motion to dismiss as moot in light of the filing of the second amended complaint. On October 30, 2026, Defendants filed a motion to dismiss the second amended complaint. Plaintiffs’ opposition is due by December 2, 2026, and Defendants’ reply is due by December 11, 2026. The Company intends to vigorously defend this matter. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, the Company cannot estimate the reasonably possible loss or range of loss that may result from this action.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 17, 2026 and Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 13, 2026, except as set forth below:

The results from the PROSERA Phase 3 clinical trial may not be sufficient to support FDA acceptance for filing of our NDA or approval or continued development of seralutinib, which would materially and adversely harm our business.

In February 2026, we announced topline results from the Phase 3 PROSERA clinical trial of seralutinib in PAH, including that the study did not meet its primary endpoint. Following a Pre-NDA Type B meeting with the FDA held in mid-June 2026 and receipt of the official meeting minutes, we plan to proceed with an NDA submission for seralutinib for the treatment of PAH in September 2026. Based on the meeting minutes, the FDA characterized the degree of statistical significance and the magnitude of the treatment effect observed in PROSERA as review issues rather than filing issues. In September 2026 we submitted an NDA submission for seralutinib for the treatment of PAH based in part on our views following our meeting with the FDA and the official minutes therefrom. However, later feedback from, or developments with, the FDA may be inconsistent with our prior meeting or our views from such meeting. The FDA may determine that our NDA does not qualify for filing and may not accept the NDA for filing. Even if the FDA accepts the NDA for filing, the FDA's ultimate determination on approvability will be made upon review of the complete NDA, and there can be no assurance that the FDA will ultimately approve the seralutinib NDA. In general, the FDA has substantial discretion in the approval process and may decide that the totality of our datasets, including the Phase 3 PROSERA and Phase 2 TORREY studies, have not demonstrated a favorable overall benefit-risk assessment or may otherwise determine are insufficient for approval and require additional clinical trials or other studies, especially given that the PROSERA study did not meet its primary endpoint. Any such decision or feedback from the FDA would result in additional development costs and could significantly delay the potential for regulatory approval, or even if we are approved, a more narrow or limited labeled indication. We also may be unable to identify a viable development path towards approval for seralutinib, based on FDA feedback, our internal analysis of the data and market opportunity, or other factors. Even if we do identify a path to approval for seralutinib, we may require substantial additional capital and other resources to pursue such a path, and may be unable to raise such capital in the amounts needed or on attractive terms. There is also no assurance that any future trials or studies we may need to conduct will be successful.

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
We may not receive some or all of the additional proceeds contemplated by the Private Placement, which could adversely affect our liquidity and our ability to fund our operations.

On August 20, 2026, we entered into the Purchase Agreement providing for the Private Placement in two closings. Subject to the NDA Acceptance Milestone occurring in 2026 and the satisfaction of customary closing conditions, the purchasers have agreed to purchase the Second Closing Pre-Funded Warrants at the Second Closing for additional gross proceeds of approximately $125.0 million. If the Second Closing does not occur on or before December 31, 2026, the obligations relating to the Second Closing Pre-Funded Warrants and the FDA Approval Warrants will automatically terminate under the Purchase Agreement. There can be no assurance that the NDA Acceptance Milestone will be achieved within the required timeframe, or at all, or that the other conditions to the Second Closing will be satisfied or waived. If the NDA Acceptance Milestone is not achieved in 2026, or the Second Closing does not otherwise occur on or before December 31, 2026, we will not receive the proceeds from the Second Closing. In addition, the FDA Approval Warrants, which purchasers would receive at the Second Closing, become exercisable only after the FDA Approval Milestone. They represent potential additional gross proceeds of up to approximately $100.0 million if exercised in full. If the Second Closing does not occur, the FDA Approval Warrants will not be issued. Even if the FDA Approval Warrants are issued, there can be no assurance that the FDA Approval Milestone will be achieved or that holders will exercise the FDA Approval Warrants for cash, in whole or in part.
If the Second Closing does not occur, our liquidity and ability to fund our operations would be materially and adversely affected, and we would be required to raise additional capital to support any additional development required by the FDA prior to seeking regulatory approval of any future NDA submission. In addition, pursuant to the Purchase Agreement governing the Private Placement, we are subject to restrictions on our ability to issue additional equity securities, subject to certain exceptions, which could limit our ability to raise additional capital through equity financings while such restrictions remain in effect. We would expect to finance our cash needs through equity offerings, debt financings or other capital sources, including potentially collaborations, licenses and other similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies. If we are unable to raise additional capital when needed, we could be forced to delay, limit, reduce or terminate seralutinib development or grant rights to develop and market seralutinib even if we would otherwise prefer to develop and market seralutinib ourselves. Any of these outcomes could materially adversely affect our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Issuer Repurchases of Equity Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not Applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

GOSSAMER BIO, INC.

Date:	November 10, 2026	By:	/s/ Faheem Hasnain
Faheem Hasnain
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2026	By:	/s/ Bryan Giraudo
Bryan Giraudo
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)